Form 10-K405
period 1995-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1995-12-11
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended September 30, 1995

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the transition period from  to

                         Commission File Number 33-5014
                                                ---------
                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

            Incorporated in New York                       06-0992729
                                                          -------------
                                                          IRS Employer
                                                        Identification No.

            733 Third Avenue, 4th Floor, New York, New York 10017

      Registrant's telephone number, including area code (800) 272-3007

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    None

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                            Yes  X       No
                                ----        ----
      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   X
            ----
      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON DECEMBER 8, 1995 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)           300 shares

                                   PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      First SunAmerica Life Insurance Company (the "Company"), an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), is a stock life insurance company organized under the laws of New York. At September 30, 1995, the Company owned $163.2 million of assets.

      The Company specializes in the sale of tax-deferred long-term savings products and investments. The Company markets fixed annuities and fee-generating variable annuities. Its annuity products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of affiliated and unaffiliated broker-dealers; banks and other financial institutions; and independent general insurance agents.

      The Company maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 272-3007. The Company has no employees and employees of the Parent or its other subsidiaries perform various services for the Company. The Parent has approximately 1,300 employees, approximately 480 of whom perform services for the Company as well as for certain of its affiliates.

LIFE INSURANCE OPERATIONS

      Founded in 1978 and licensed in the state of New York, the Company issues a portfolio of single premium fixed and flexible premium variable annuities.
It has an "A+" (Superior) rating from industry analyst A.M. Best Company.

      Benefitting from continued strong demographic growth of the preretirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations exclusively on the sale of annuities.

      Because of its focus on annuity products, which generally have more contractholder transactions than traditional life insurance products, the Company utilizes computer-driven systems that employ optical disk imaging and artificial intelligence, in lieu of paper-intensive life insurance processing procedures. During 1995 the Company relocated its service support center from New York, New York to Los Angeles, California to consolidate operations with its affiliated life insurance companies. The Company believes its service support center and associated cost structure to be among the most competitive in the industry.

      The Company markets its fixed and variable annuities through the following distribution channels: (i) independent registered representatives of SunAmerica Securities, Inc. and Royal Alliance Associates, Inc., which are indirect wholly owned subsidiaries of the Parent; (ii) approximately 190 other securities firms; (iii) banks and other financial institutions; and (iv) independent general insurance agents who specialize in selling fixed annuities and other single premium products. In addition, in June 1994, the Company entered into an exclusive agreement with The Chase Manhattan Bank, N.A. ("Chase") to develop variable annuity products for sale in the state of New York whose underlying funds will be managed by Chase. The institution will have the right to make these private label variable annuities available through its numerous retail branch networks and distribution channels within New York, beginning in December 1995. In addition, its new variable annuity product will also be available through a number of the broker-dealer and financial planning organizations that currently offer other investment products managed by Chase.

FIXED ANNUITIES

      The Company offers single premium deferred annuities that provide one or five-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 46% at September 30, 1995) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options. The average new single premium fixed annuity contract sold by the Company amounted to approximately $32,000 in 1995.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 92% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1995.

VARIABLE ANNUITIES

      The Company's variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $38,000 in 1995.

INVESTMENT OPERATIONS

      The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. The Company manages all of its invested assets internally. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios.

      For the years ended September 30, 1995, 1994 and 1993, the Company's yield on average invested assets was 7.59%, 6.54% and 6.17%, respectively, before net realized investment gains and losses, and it realized net investment spreads of 2.70%, 2.24% and 1.40%, respectively, on average invested assets.
At September 30, 1995, the weighted average life of the Company's investments was approximately three and three-fourths years and the duration was slightly in excess of three years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds and notes that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds and notes is held for investment and is carried at amortized cost.

      The following table summarizes the Company's investment portfolio at September 30, 1995:

                           SUMMARY OF INVESTMENTS

                                                                     Percent
                                                   Amortized              of
                                                        cost       portfolio
                                                ------------       ---------
                                               (In thousands)
Fixed maturities:
 Cash and short-term investments                $      6,382             5.2 %
 U.S. Government securities                           39,990            32.6
 Mortgage-backed securities                           60,558            49.3
 Other bonds and notes                                10,966             8.9
 Mortgage loans                                        4,733             3.9
                                                ------------       ---------
 Total                                               122,629            99.9

Equity securities                                        112             0.1
                                                ------------      ----------
Total investments                               $    122,741           100.0 %
                                                ============      ==========

      At September 30, 1995, all bonds and notes, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), were rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $101.7 million (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $100.5 million of U.S. Government/agency securities and mortgage backed securities ("MBSs").

      At September 30, 1995, the Bond Portfolio included $9.8 million (fair value, $8.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 5.9% of the Company's total assets and 8.0% of its invested assets.

      Mortgage loans aggregated $4.7 million at September 30, 1995 and consisted of 2 first mortgage loans collateralized by properties located in California. Both of these loans were multifamily residential loans to the same borrower.

      At September 30, 1995, the amortized cost of all investments in default as to the payment of principal or interest totaled $0.7 million (fair value, $0.5 million), constituting 0.6% of total invested assets at amortized cost.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

REGULATION

      The Company is subject to regulation and supervision by the State of New York and the Insurance Commission of the State of New York. Insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

COMPETITION

      The business conducted by the Company is highly competitive.

      The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisers, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, there are approximately 125 companies that individually collect in excess of $150 million of annuity premiums annually. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products such as annuities include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

ITEM 2.  PROPERTIES

      The Company's principal office is in leased premises at 733 Third Avenue, 4th Floor New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles, California and Torrance, California which is utilized for certain policy administration, recordkeeping and data processing functions.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fiscal year 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of First SunAmerica Life Insurance Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

                                                                    Years ended September 30,
                                                 --------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                  -------  -------  -------  -------  -------
                                                              (In thousands)
RESULTS OF OPERATIONS

Net investment income                             $ 2,784  $ 1,892  $ 1,161  $ 2,368  $ 2,155
Net realized investment gains (losses)             (1,348)     445    1,932    3,489      944
Variable annuity fee income                           412      382      240       40     ---
General and administrative expenses                (1,088)  (1,040)  (1,066)  (1,224)    (973)
Amortization of deferred
  acquisition costs                                  (300)    ---      (220)  (2,356)    (538)
Other income and expenses, net                        245       58     (342)     561     (582)
                                                  -------  -------  -------  -------  -------

Pretax income                                         705    1,737    1,705    2,878    1,006
Income tax expense                                   (182)    (655)    (829)  (1,210)    (431)
                                                  -------  -------  -------  -------  -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES                      523    1,082      876    1,668      575

Cumulative effect of change in accounting
  for income taxes                                   ---      (725)               ---               ---               ---
                                                  -------  -------  -------  -------  -------
NET INCOME                                        $   523  $   357  $   876  $ 1,668  $   575
                                                  =======  =======  =======  =======  =======


                                                                              At September 30,
                                           ---------------------------------------------------
                                                1995       1994      1993       1992      1991
                                           ---------  --------- ---------  --------- ---------
                                                            (In thousands)
FINANCIAL POSITION

Investments                                $ 121,218  $  78,928 $  85,130  $ 111,353 $  68,379
Variable annuity assets                       32,760     26,390    24,695      8,836      ---
Deferred acquisition costs                     6,491      5,651     2,540      1,297     2,664
Deferred income taxes                           ---         886     1,031        835      ---
Other assets                                   2,688      2,282     3,876      1,527     2,166
                                           ---------  --------- ---------  ---------  --------

TOTAL ASSETS                               $ 163,157  $ 114,137 $ 117,272  $ 123,848 $  73,209
                                           =========  ========= =========  ========= =========


Reserves for fixed annuity contracts       $ 106,332  $  66,881 $  68,228  $  59,400 $  53,058
Variable annuity liabilities                  32,760     26,390    24,695      8,836      ---
Other reserves, payables and accrued
  liabilities                                  2,003      1,051     1,220     34,690       442
Deferred income taxes                            244       ---       ---        ---        455
Shareholder's equity                          21,818     19,815    23,129     20,922    19,254
                                           ---------  --------- ---------  --------- ---------

TOTAL LIABILITIES AND SHAREHOLDER'S
  EQUITY                                   $ 163,157  $ 114,137 $ 117,272  $ 123,848 $  73,209
                                           =========  ========= =========  ========= =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years in the period ended September 30, 1995.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $0.5 million in 1995, compared with $1.1 million in 1994 and $0.9 million in 1993. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $0.7 million. Accordingly, net income amounted to $0.4 million in 1994.

      PRETAX INCOME totaled $0.7 million in 1995 and $1.7 million in both 1994 and 1993. The $1.0 million decline in 1995 primarily resulted from net realized investment losses incurred, partially offset by an increase in net investment income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $2.8 million in 1995 from $1.9 million in 1994 and $1.2 million in 1993. These amounts represent net investment spreads of 2.70% on average invested assets (computed on a daily basis) of $103.2 million in 1995, 2.24% on average invested assets of $84.5 million in 1994 and 1.40% on average invested assets of $82.7 million in 1993. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.69% in 1995, 1.13% in 1994 and 0.02% in 1993. Net investment income has increased over the three years due to both higher levels of average invested assets and an increase in the portfolio yield.

      Investment income totaled $7.8 million in 1995, $5.5 million in 1994 and $5.1 million in 1993. Investment income increased in 1995 primarily as a result of an increase in investment yield on a higher level of average invested assets. The modest increase in investment income in 1994 over 1993 primarily resulted from an increase in overall portfolio yield as the Company reduced its average level of lower-yielding short-term investments. The yield on average invested assets increased to 7.59% in 1995 from 6.54% in 1994 and 6.17% in 1993. Over the last three fiscal years, the Company's quarterly investment yields on average invested assets have ranged from 5.85% to 7.81%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      The increased investment yield in 1995 reflects the higher interest rates prevailing during the latter half of 1994 and into fiscal 1995. In addition, the net cash provided by the Company's operating and financing activities and the cash flows from redemptions and maturities of securities in the Company's investment portfolio was invested in higher yielding instruments.


      Total interest expense aggregated $5.0 million in 1995, $3.6 million in 1994 and $3.9 million in 1993. The average rate paid on fixed annuity contracts was 5.90% in 1995, compared with 5.41% in 1994 and 6.15% in 1993. Fixed annuity contracts averaged $85.5 million in 1995, compared with $67.2 million in 1994 and $64.1 million in 1993. The increase in the average rate paid on fixed annuities during 1995 primarily resulted from increased average crediting rates on the Company's new fixed annuity contracts relative to those issued in 1994 to maintain a generally competitive market rate in a higher interest rate environment. The decrease in the average rate paid on fixed annuities during 1994 was primarily due to a decline in prevailing interest rates that began during the latter half of fiscal 1992 and continued into the first half of fiscal 1994.

      NET REALIZED INVESTMENT LOSSES totaled $1.3 million in 1995, compared with net realized investment gains of $0.4 million in 1994 and $1.9 million in 1993, and represent 1.31%, 0.53% and 2.34%, respectively, of average invested assets. Net realized investment losses in 1995 include $1.2 million of net losses realized on $46.3 million of sales of mortgage backed securities ("MBSs") that were made primarily to maximize total return. Net gains in 1994 and 1993 are also related to sales of MBSs that were made primarily to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $0.4 million in both 1995 and 1994 and $0.2 million in 1993. Variable annuity fees have increased over the three years principally due to asset growth from the receipt of variable annuity premiums and, during 1995, from increased market values. Variable annuity assets averaged $27.8 million during 1995, $26.1 million during 1994 and $16.5 million during 1993. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $5.9 million in 1995, $5.7 million in 1994 and $14.5 million in 1993. The decline in premiums from 1993 to 1994 can be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities. The Company has encountered increased competition in the variable annuity marketplace during 1995 and 1994 and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $194,000 in 1995, compared with $367,000 in 1994 and $44,000 in 1993. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $17.7 million in 1995, $12.9 million in 1994 and $2.9 million in 1993. These payments represent 16.93%, 15.04% and 3.85%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $3.6 million in 1995, $2.4 million in 1994 and $0.4 million in 1993. Both fixed and variable annuity surrenders increased from the unusually low rates of prior years to more normal levels during 1994 and 1995, due to anticipated higher surrenders as the annuity block has matured. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.1 million in 1995, compared with $1.0 million in 1994 and $1.1 million in 1993. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.


      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased during 1995 to $0.3 million primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs. There was no amortization in 1994 and $0.2 million in 1993. The decrease in amortization of deferred acquisition costs from 1993 to 1994 is primarily due to the decline in net realized investment gains which are included in gross profits for purposes of computing amortization.

      INCOME TAX EXPENSE totaled $0.2 million in 1995, $0.7 million in 1994 and $0.8 million in 1993, representing effective tax rates of 26% in 1995, 38% in 1994 and 49% in 1993. The higher tax rate in 1993 reflects the payment of state income taxes relating to net realized investment gains recorded in 1992. The lower tax rate in 1995 reflects a prior period state income tax benefit.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $2.0 million to $21.8 million at September 30, 1995 from $19.8 million at September 30, 1994, primarily as a result of the $1.5 million reduction of net unrealized losses on debt and equity securities available for sale charged directly to shareholders equity and net income of $0.5 million in 1995.

      TOTAL ASSETS increased by $49.1 million to $163.2 million at September 30, 1995 from $114.1 million at September 30, 1994, principally due to a $42.3 million increase in invested assets and a $6.4 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at year end totaled $121.2 million in 1995, compared with $78.9 million in 1994. This increase primarily resulted from sales of fixed annuity contracts which totaled $51.7 million in 1995, up from $7.8 million in 1994 and $9.1 million in 1993. The increase in fixed annuity premiums during 1995 reflects generally heightened demand for fixed-rate products in 1995 relative to the comparable 1994 periods. This heightened demand may be attributed, in part, to the increase in prevailing long-term interest rates that began during the latter half of the 1994 fiscal year and continued into the first quarter of fiscal 1995.

      The Company manages all of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds and notes that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds and notes is held for investment and is carried at amortized cost.

      BONDS AND NOTES, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at September 30, 1995, had an aggregate amortized cost that exceeded its fair value by $1.5 million (including net unrealized losses of $1.4 million on the Available for Sale Portfolio). The fair value of the Bond Portfolio was $5.9 million below its amortized cost at September 30, 1994 (including net unrealized losses of $5.7 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond Portfolio since September 30, 1994 principally reflects the lower relative prevailing interest rates at September 30, 1995 and their corresponding effect on the fair value of the Bond Portfolio.


      The entire Bond Portfolio at September 30, 1995 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $101.7 million (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $100.5 million of U.S. government/agency securities and MBSs.

      At September 30, 1995, the Bond Portfolio included $9.8 million (fair value, $8.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 5.9% of the Company's total assets and 8.0% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1995.

      The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1995.

                                                 Summary of Rated Bonds
                                                     (In thousands)

                                                   Issues not rated by S&P(Moody's)
                  Issues Rated by S&P(Moody's)                     By NAIC Category                               Total

----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated      NAIC                 Estimated              Percent of   Estimated
  S&P (Moody's)         Amortized         fair  category   Amortized          fair   Amortized    invested        fair
    category(1)              cost        value       (2)        cost         value        cost   assets(3)       value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA+ to A-
  (Aaa to A3)          $   68,049   $   68,067       1     $   28,517   $   28,556   $   96,566     78.67%   $   96,623
BBB+ to BBB-
  (Baa1 to Baa3)            1,411        1,501       2          3,769        3,567        5,180      4.22         5,068
BB+ to BB-
  (Ba1 to Ba3)                927          938       3              -            -          927      0.76           938
B+ to B-
  (B1 to B3)                7,108        5,931       4            988        1,000        8,096      6.60         6,931
CCC+ to C-
  (Caa to C)                  745          500       5              -            -          745      0.61           500
D                               -            -       6              -            -            -         -             -
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $   78,240   $   76,937             $   33,274   $   33,123   $  111,514              $  110,060
                       ==========   ==========             ==========   ==========   ==========              ==========

(1)   S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default).
      A plus(+) or minus(-) indicates the debt's relative standing within the rating category. A security rated
      BBB- or higher is considered investment grade. Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C (extremely poor prospects of attaining real investment standing). The number
      1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P(Moody's) rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.

      MORTGAGE LOANS aggregated $4.7 million at September 30, 1995 and consisted of 2 first mortgage loans collateralized by properties located in California. Both of these loans were multifamily residential loans to the same borrower. At the time of their purchase by the Company, these mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1995, neither loan was delinquent. No mortgage loans were foreclosed upon during fiscal years 1995, 1994 or 1993.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when
contracts can be surrendered for cash to encourage persistency.   Approximately
92% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At September 30, 1995, the weighted average life of the Company's investments was approximately three and three-fourths years and the duration was slightly in excess of three years.

      The Company also seeks to provide liquidity and enhance its spread income by using reverse repurchase agreements ("Reverse Repos"), and by investing in MBSs. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to enhance its spread income and match its assets and liabilities. The primary risk associated with Reverse Repos is the risk associated with counterparty nonperformance. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. If needed, mortgage loan valuation allowances would be based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.7 million (fair value, $0.5 million) at September 30, 1995. At September 30, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost. At September 30, 1994, there were no defaulted investments.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1995, approximately $60.5 million of the Company's Bond Portfolio had an aggregate unrealized gain of $0.6 million, while approximately $51.0 million of the Bond Portfolio had an aggregate unrealized loss of $2.1 million. In addition, the Company's investment portfolio also currently provides approximately $1.5 million of monthly cash flow from scheduled principal and interest payments.

      Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

      In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of First SunAmerica Life Insurance Company (the "Company") as of December 8, 1995 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

                                                             Other Positions and
                                                Year           Other Business
                           Present              Assumed      Experience Within
    Name              Age  Position(s)          Position(s)    Last Five Years**     From-To
-------------         ---  -----------          -----------  -----------------       -------
Eli Broad*            62   Chairman, Chief      1994         Cofounded SunAmerica
                           Executive Officer                 Inc. ("SAI") in 1957
                           and President of
                           the Company
                           Chairman, Chief      1986
                           Executive Officer
                           and President of
                           SAI

Jay S. Wintrob*       38   Executive Vice       1991         Senior Vice President   1989-1991
                           President of the                  (Joined SAI in 1987)
                           Company
                           Vice Chairman of     1995
                           SAI

James R. Belardi*     38   Senior Vice          1992         Vice President and      1989-1992
                           President of the                  Treasurer (Joined SAI
                           Company                           in 1986)
                           Executive Vice       1995
                           President of SAI

Jana W. Greer*        43   Senior Vice          1994         Vice President          1981-1991
                           President of the                  (Joined SAI in 1974)
                           Company and SAI

Peter McMillan, III*  38   Executive Vice       1994         Senior Vice President,  1989-1994
                           President and                     SunAmerica Investments,
                           Chief Investment                  Inc.
                           Officer of
                           SunAmerica
                           Investments, Inc.

Gary W. Krat*         48   Senior Vice          1992         Chairman, Royal         1991 to
                           President of the                  Alliance Associates,    present
                           Company and SAI                   Inc.
                                                             Chief Executive         1990 to
                                                             Officer, Royal          present
                                                             Alliance Associates,
                                                             Inc.
                                                             President, Integrated   1986-1990
                                                             Resources Equity Corp.

--------------------------------------
*    Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                             Other Positions and
                                                Year         Other Business
                           Present              Assumed      Experience Within
    Name              Age  Position(s)          Position(s)  Last Five Years**       From-To
-------------         ---  -----------          -----------  -----------------       -------
Scott L. Robinson*    49   Senior Vice          1991         Vice President and      1986-1991
                           President and                     Controller (Joined
                           Treasurer of                      SAI in 1978)
                           the Company
                           Senior Vice
                           President and
                           Controller of SAI

Lorin M. Fife*        42   Senior Vice          1994         Vice President and      1994-1995
                           President,                        General Counsel-
                           General Counsel                   Regulatory Affairs
                           and Assistant                     of SAI
                           Secretary of the
                           Company                           Vice President and      1989-1994
                           Senior Vice          1995         Associate General
                           President and                     Counsel of SAI
                           General Counsel-                  (Joined SAI in 1989)
                           Regulatory Affairs
                           of SAI

Susan L. Harris*      38   Senior Vice          1994         Vice President,         1994-1995
                           President and                     General Counsel-
                           Secretary of the                  Corporate Affairs
                           Company                           and Secretary of SAI
                           Senior Vice          1995
                           President and                     Vice President,         1989-1994
                           General Counsel-                  Associate General
                           Corporate Affairs                 Counsel and Secretary
                           and Secretary of                  of SAI (Joined SAI in
                           SAI                               1985)

N. Scott Gillis       42   Senior Vice          1994         Vice President and      1989-1994
                           President and                     Controller, SunAmerica
                           Controller of the                 Life Companies
                           Company                           (Joined SAI in 1985)


Edwin R. Reoliquio    38   Senior Vice          1995         Vice President and      1990-1995
                           President and                     Actuary, SunAmerica
                           Chief Actuary                     Life Companies
                           of the Company

Marc Gamsin           39   Director                          Partner, O'Melveny      1979 to
                                                             & Myers                 present

David W. Ferguson     42   Director                          Partner, Davis Polk     1980 to
                                                             & Wardwell              present

Thomas A. Harnett     71   Director                          Partner. Lane &         1989 to
                                                             Mitterdorf              present

--------------------------------------
*    Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                             Other Positions and
                                                Year           Other Business
                           Present              Assumed      Experience Within
    Name              Age  Position(s)          Position(s)   Last Five Years**      From-To
-------------         ---  -----------          -----------  -----------------       -------
Lester Pollack        62   Director                          Chief Executive         1986 to
                                                             Officer, Centre         present
                                                             Partners, L.P.
                                                             General Partner,        1986 to
                                                             Lazard Freres & Co.     present
                                                             Senior Managing         1988 to
                                                             Director, Corporate     present
                                                             Partners, L.P.

Richard D. Rohr       69   Director                          Partner, Bodman,        1958 to
                                                             Longley & Dahling       present



--------------------------------------
*    Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.  EXECUTIVE COMPENSATION

      All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company.

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities in the Company during 1995:

      Name of Individual or             Capacities In Which      Allocated Cash
            Number in Group                          Served        Compensation
      ---------------------       -------------------------      --------------
      Eli Broad                   Chairman, Chief Executive           $  11,538
                                   Officer and President
      Jay Wintrob                 Executive Vice President                7,212
      James R. Belardi            Senior Vice President                   7,500
      Gary W. Krat                Senior Vice President                  37,500
      N. Scott Gillis             Senior Vice President and
                                   Controller                             8,904

      All Executive Officers as
        a Group (12)                                                  $ 156,016
                                                                      =========

      Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly-owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1995, Mr. Broad was the beneficial owner of 2,149,694 shares of Common Stock (approximately 4.7% of the class outstanding) and 8,857,081 shares of Class B Common Stock (approximately 86.5% of the class outstanding). Of the Common Stock, 250,659 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; 506,250 shares are held by a trust formed by Mr. Broad of which he is a beneficiary; and 1,344,234 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 2, 1996 and as to which he has no voting or investment power. Of the Class B Stock, 843,750 shares are held by a trust formed by Mr. Broad of which he is a beneficiary; 32,568 shares are held by a foundation of which Mr. Broad is a director and as to which he has shared voting and investment power; and 2,902,500 shares are registered in the name of a corporation as to which Mr. Broad exercises voting and investment power. At December 7, 1995, all directors and officers as a group beneficially owned 3,652,731 shares of Common Stock (approximately 8% of the class outstanding) and 8,857,081 shares of Class B Common Stock (approximately 86.5% of the class outstanding).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

                                   PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

      Reference is made to the index set forth on page F-1 of this report.


Exhibits

Exhibit
      No                                   Description
-------
  3(a)      Declaration of intent and Charter dated November, 1978.
  3(b)      Certificate of Amendment of Charter dated February 1, 1988.
  3(c)      Certificate of Amendment of Charter dated January 26, 1989.
  3(d)      Certificate of Amendment of Charter dated March 1, 1989.
  3(e)      Bylaws dated December 20, 1978.
  27        Financial Data Schedule

Reports on Form 8-K

No Current Report on Form 8-K was filed during the three months ended September 30, 1995.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST SUNAMERICA LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
                              Senior Vice President, Treasurer and Director
December 8, 1995

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                               Date
            ---------               -----                               ----
/s/   ELI BROAD                     Chairman, Chief Executive            December 8, 1995
------------------------------      Officer and President               -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President,              December 8, 1995
------------------------------      Treasurer and Director              -----------------
      Scott L. Robinson             (Principal Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and            December 8, 1995
------------------------------      Controller (Principal               -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JAY S. WINTROB                Executive Vice President             December 8, 1995
------------------------------      and Director                        -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President                December 8, 1995
------------------------------      and Director                        -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,               December 8, 1995
------------------------------      General Counsel, Assistant          -----------------
      Lorin M. Fife                 Secretary and Director

/s/   JANA W. GREER                 Senior Vice President                December 8, 1995
------------------------------      and Director                        -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,               December 8, 1995
------------------------------      Secretary and Director              -----------------
      Susan L. Harris

/s/   GARY W. KRAT                  Senior Vice President                December 8, 1995
------------------------------      and Director                        -----------------
      Gary W. Krat

/s/   EDWIN R. REOLIQUIO            Senior Vice President                December 8, 1995
------------------------------      and Chief Actuary                   -----------------
      Edwin R. Reoliquio

/s/   PETER McMILLAN                Director                             December 8, 1995
------------------------------                                          -----------------
      Peter McMillan

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        INDEX TO FINANCIAL STATEMENTS


                                                                Page(s)


Report of Independent Accountants                                 F-2

Balance Sheet as of September 30, 1995 and 1994                   F-3

Income Statement for the years ended
      September 30, 1995, 1994 and 1993                           F-4

Statement of Cash Flows for the years ended
      September 30, 1995, 1994 and 1993                           F-5 through
                                                                  F-6

Notes to Financial Statements                                     F-7 through
                                                                  F-19

               REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholder of First SunAmerica Life Insurance Company


In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes," in fiscal 1994.


Price Waterhouse LLP
Los Angeles, California
November 6, 1995

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                     BALANCE SHEET

                                                       September 30,    September 30,
                                                                1995             1994
                                                       -------------    -------------
ASSETS
Investments:
 Cash and short-term investments                     $     6,382,000  $    14,785,000
 Bonds and notes:
  Available for sale, at fair value
    (amortized cost:  1995, $109,217,000;
    1994, $61,766,000)                                   107,771,000       56,066,000
  Held for investment, at amortized cost
    (fair value:  1995, $2,289,000;
     1994, $3,117,000)                                     2,297,000        3,314,000
 Mortgage loans                                            4,733,000        4,763,000
 Common stocks, at fair value
  (cost:  1995, $112,000)                                     35,000               ---
                                                     ---------------  ---------------
 Total investments                                       121,218,000       78,928,000

Variable annuity assets                                   32,760,000       26,390,000
Accrued investment income                                    928,000          717,000
Deferred acquisition costs                                 6,491,000        5,651,000
Deferred income taxes                                           ---           886,000
Other assets                                               1,760,000        1,565,000
                                                     ---------------  ---------------
TOTAL ASSETS                                         $   163,157,000  $   114,137,000
                                                     ===============  ===============
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
 Reserves for fixed annuity contracts                $   106,332,000  $    66,881,000
 Income taxes currently payable                               23,000          441,000
 Other liabilities                                         1,980,000          610,000
                                                     ---------------  ---------------
 Total reserves, payables and accrued liabilities        108,335,000       67,932,000
                                                     ---------------  ---------------
Variable annuity liabilities                              32,760,000       26,390,000
                                                     ---------------  ---------------
Deferred income taxes                                        244,000              ---
                                                     ---------------  ---------------
Shareholder's equity:
 Common Stock                                              3,000,000        3,000,000
 Additional paid-in capital                               14,428,000       14,428,000
 Retained earnings                                         5,250,000        4,727,000
 Net unrealized losses on debt and
  equity securities available for sale                      (860,000)      (2,340,000)
                                                     ---------------  ---------------
 Total shareholder's equity                               21,818,000       19,815,000
                                                     ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $   163,157,000  $   114,137,000
                                                     ===============  ===============


      The accompanying notes are an integral part of these financial statements.

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                   INCOME STATEMENT

                                                          Years ended September 30,
                                              -------------------------------------
                                                     1995         1994         1993
                                              -----------  -----------  -----------
Investment income                             $ 7,834,000  $ 5,527,000  $ 5,101,000
                                              -----------  -----------  -----------
Interest expense on:
  Fixed annuity contracts                      (5,042,000)  (3,635,000)  (3,940,000)
  Senior indebtedness                              (8,000)        ---          ---
                                              -----------  -----------  -----------
Total interest expense                         (5,050,000)  (3,635,000)  (3,940,000)
                                              -----------  -----------  -----------
NET INVESTMENT INCOME                           2,784,000    1,892,000    1,161,000
                                              -----------  -----------  -----------
NET REALIZED INVESTMENT GAINS (LOSSES)         (1,348,000)     445,000    1,932,000
                                              -----------  -----------  -----------
VARIABLE ANNUITY FEE INCOME                       412,000      382,000      240,000
                                              -----------  -----------  -----------
Other income and expenses:
   Surrender charges                              194,000      367,000       44,000
   General and administrative expenses         (1,088,000)  (1,040,000)  (1,066,000)
   Amortization of deferred acquisition
    costs                                        (300,000)        ---      (220,000)
   Other, net                                      51,000     (309,000)    (386,000)
                                              -----------  -----------  -----------
TOTAL OTHER INCOME AND EXPENSES                (1,143,000)    (982,000)  (1,628,000)
                                              -----------  -----------  -----------
PRETAX INCOME                                     705,000    1,737,000    1,705,000

Income tax expense                               (182,000)    (655,000)    (829,000)
                                              -----------  -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES                 523,000    1,082,000      876,000

Cumulative effect of change in accounting
   for income taxes                                  ---      (725,000)        ---
                                              -----------  -----------  -----------
NET INCOME                                    $   523,000  $   357,000  $   876,000
                                              ===========  ===========  ===========














       The accompanying notes are an integral part of these financial statements

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                STATEMENT OF CASH FLOWS

                                                          Years ended September 30,
                                           ----------------------------------------
                                                   1995          1994          1993
                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                             $    523,000  $    357,000  $    876,000
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Interest credited to fixed annuity
        contracts                             5,042,000     3,635,000     3,940,000
      Net realized investment (gains)
        losses                                1,348,000      (445,000)   (1,932,000)
      Accretion of net discounts on
        investments                            (394,000)      (24,000)      (55,000)
      Amortization of goodwill                   58,000        58,000        58,000
      Provision for deferred income taxes       333,000     1,388,000      (904,000)
      Cumulative effect of change in
        accounting for income taxes                ---        725,000          ---
    Change in:
      Deferred acquisition costs             (2,740,000)   (1,011,000)   (1,243,000)
      Income taxes receivable/payable          (418,000)     (555,000)      387,000
    Other, net                                 (323,000)     (115,000)      291,000
                                           ------------  ------------  ------------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                3,429,000      4,013,000    1,418,000
                                           ------------  ------------  ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of:
      Bonds and notes available for sale   (125,130,000)  (67,563,000)  (95,150,000)
      Bonds and notes held for investment          ---     (1,019,000)   (2,052,000)
    Sales of:
      Bonds and notes available for sale     55,553,000    50,708,000    60,544,000
      Mortgage loans                               ---           ---     16,159,000
    Redemptions and maturities of:
      Bonds and notes available for sale     20,358,000     5,791,000     1,583,000
      Bonds and notes held for investment     1,011,000          ---           ---
    Other, net                                  (77,000)       31,000        35,000
                                           ------------  ------------  ------------
  NET CASH USED BY INVESTING ACTIVITIES     (48,285,000)  (12,052,000)  (18,881,000)
                                           ------------  ------------  ------------

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                                           Years ended September 30,
                                              --------------------------------------
                                                      1995        1994          1993
                                              ------------------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Premium receipts on fixed annuity
    contracts                                 $ 51,681,000$  7,840,000  $  9,105,000
   Withdrawal payments on fixed annuity
    contracts                                  (14,131,000)(10,504,000)   (2,475,000)
   Claims and annuity payments on fixed
    annuity contracts                           (2,974,000) (3,194,000)   (2,272,000)
   Other, net                                    1,877,000     427,000        54,000
                                              ------------------------  ------------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                   36,453,000  (5,431,000)    4,412,000
                                              ------------------------  ------------
NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                                  (8,403,000)(13,470,000)  (13,051,000)

CASH AND SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                          14,785,000  28,255,000    41,306,000
                                              ------------------------  ------------
CASH AND SHORT-TERM INVESTMENTS AT
   END OF PERIOD                              $  6,382,000$ 14,785,000  $ 28,255,000
                                              ========================  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on indebtedness              $      8,000$       ---   $       ---
                                              ========================  ============
   Income taxes paid (recovered)              $    254,000$   (178,000) $  1,149,000
                                              ========================  ============




















       The accompanying notes are an integral part of these financial statements

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL: First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). Certain items have been reclassified to conform to the current year's presentation.

      INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows. Bonds and notes available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity. It is management's intent, and the Company has the ability, to hold the remainder of bonds and notes until maturity, and, therefore, these investments are carried at amortized cost. Bonds and notes, whether available for sale or held for investment, are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events. Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

      DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, over the estimated lives of the contracts in relation to the present value of estimated gross profits, which are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. At September 30, 1995 and 1994, deferred acquisition costs have been increased by $200,000 and $2,100,000, respectively, for this adjustment.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fee Income in the income statement.

      GOODWILL: Goodwill, amounting to $879,000 at September 30, 1995, is amortized by using the straight-line method over a period of 25 years and is included in Other Assets in the balance sheet.

      CONTRACTHOLDER RESERVES: Contractholder reserves for fixed annuity contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).

      FEE INCOME:  Variable annuity fees are recognized in income as earned.

      INCOME TAXES: The Company is included in the consolidated federal income tax return of the Parent and files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Income taxes have been calculated as if the Company filed a separate return. Effective October 1, 1993, deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


2.    INVESTMENTS

      The amortized cost and estimated fair value of bonds and notes available for sale and held for investment by major category follow:

                                                                     Estimated
                                                     Amortized            fair
                                                          cost           value
                                                 -------------   -------------
      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                          $   37,693,000   $  37,759,000
        Mortgage-backed securities                  60,558,000      60,367,000
        Corporate bonds and notes                   10,966,000       9,645,000
                                                --------------   -------------
          Total available for sale              $  109,217,000   $ 107,771,000
                                                ==============   =============
      HELD FOR INVESTMENT:
        Securities of the United States
            Government                          $    2,297,000   $   2,289,000
                                                ==============   =============
      AT SEPTEMBER 30, 1994:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                          $   39,775,000   $  36,398,000
        Mortgage-backed securities                  13,943,000      12,883,000
        Corporate bonds and notes                    8,048,000       6,785,000
                                                --------------   -------------
          Total available for sale              $   61,766,000   $  56,066,000
                                                ==============   =============
      HELD FOR INVESTMENT:
        Securities of the United States
            Government                          $    2,301,000   $   2,102,000
        Corporate bonds and notes                    1,013,000       1,015,000
                                                --------------   -------------
          Total held for investment             $    3,314,000   $   3,117,000
                                                ==============   =============

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      The amortized cost and estimated fair value of bonds and notes available for sale and held for investment by contractual maturity, as of September 30, 1995, follow:

                                                                     Estimated
                                                      Amortized           fair
                                                           cost          value
                                                  -------------  -------------
      AVAILABLE FOR SALE:
        Due in one year or less                   $        ---   $        ---
        Due after one year through five years              ---            ---
        Due after five years through ten years       10,966,000      9,645,000
        Due after ten years                          37,693,000     37,759,000
        Mortgage-backed securities                   60,558,000     60,367,000
                                                  -------------  -------------
            Total available for sale              $ 109,217,000  $ 107,771,000
                                                  =============  =============

      HELD FOR INVESTMENT:
        Due in one year or less                   $        ---   $        ---
        Due after one year through five years              ---            ---
        Due after five years through ten years        2,297,000      2,289,000
        Due after ten years                                ---            ---
        Mortgage-backed securities                         ---            ---
                                                  -------------  -------------
            Total held for investment             $   2,297,000  $   2,289,000
                                                  =============  =============


      Actual maturities of bonds and notes will differ from those shown above because of prepayments and redemptions.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      Gross unrealized gains and losses on bonds and notes available for sale and held for investment by major category follow:

                                                          Gross          Gross
                                                     unrealized     unrealized
                                                          gains         losses
                                                  -------------  -------------
      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                            $     263,000   $   (197,000)
        Mortgage-backed securities                      257,000       (448,000)
        Corporate bonds and notes                       102,000     (1,423,000)
                                                  -------------   ------------
            Total available for sale              $     622,000   $ (2,068,000)
                                                  =============   ============

      HELD FOR INVESTMENT:
        Securities of the United States
            Government                            $      22,000   $    (30,000)
                                                  =============   ============
      AT SEPTEMBER 30, 1994:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                            $        ---    $ (3,377,000)
        Mortgage-backed securities                         ---      (1,060,000)
        Corporate bonds and notes                        36,000     (1,299,000)
                                                  -------------   ------------
            Total available for sale              $      36,000   $ (5,736,000)
                                                  =============   ============
      HELD FOR INVESTMENT:
        Securities of the United States
            Government                            $       8,000   $   (207,000)
        Corporate bonds and notes                         2,000             ---
                                                  -------------   ------------
            Total held for investment             $      10,000   $   (207,000)
                                                  =============   ============


      At September 30, 1995, gross unrealized losses on equity securities aggregated $112,000 and gross unrealized gains aggregated $35,000.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                    Years ended September 30,
                                       --------------------------------------
                                               1995         1994         1993
                                       ------------ ------------ ------------
      Bonds and notes available
       for sale:
        Realized gains                 $    423,000 $    644,000 $  2,157,000

        Realized losses                  (1,771,000)    (199,000)    (225,000)
                                       ------------ ------------ ------------
        Total net realized
          investment gains (losses)    $ (1,348,000)$    445,000 $  1,932,000
                                       ============ ============ ============

      The sources and related amounts of investment income are as follows:

                                                    Years ended September 30,
                                       --------------------------------------
                                               1995         1994         1993
                                       ------------ ------------ ------------
      Short-term investments           $  1,045,000 $    685,000 $  1,120,000
      Bonds and notes                     6,291,000    4,341,000    3,220,000
      Mortgage loans                        498,000      501,000      761,000
                                       ------------ ------------ ------------

         Total investment income       $  7,834,000 $  5,527,000 $  5,101,000
                                       ============ ============ ============


      Expenses incurred to manage the investment portfolio amounted to $125,000 for the year ended September 30, 1995, $102,000 for the year ended September 30, 1994, and $84,000 for the year ended September 30, 1993 and are included in General and Administrative Expenses in the income statement.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      The carrying values of investments in any one entity or its affiliates exceeding 10% of the Company's shareholder's equity are as follows:

                                                                September 30,
                                                                      1995
                                                                ---------------
      Short-term investments:
        Southern California Edison Commercial Paper             $     3,989,000
      Mortgage loans:
        Hyman & Rose Shulman Family Trust                             4,733,000
                                                                ===============

      At September 30, 1995, bonds and notes included $9,768,000 (at amortized cost, with a fair value of $8,369,000) of investments not rated investment grade by either Standard & Poor's Corporation, Moody's Investors Service or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment-grade assets at September 30, 1995.

      At September 30, 1995, the amortized cost of investments in default as to the payment of principal or interest was $745,000 and the fair value was $500,000, all of which are unsecured non-investment-grade bonds.

      At September 30, 1995, $257,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

3.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including equity investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Selling expenses and potential taxes are not included. The estimated fair value amounts were determined using available market information, current pricing information and various valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the financial instruments could be exchanged for in a current or future market transaction.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


3.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      CASH AND SHORT TERM INVESTMENTS: Carrying value is considered to be a reasonable estimate of fair value.

      BONDS AND NOTES: Fair value is based principally on independent pricing services, broker quotes and other independent information.

      MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates and further discounting for current market factors.

      VARIABLE ANNUITY ASSETS: Variable annuity assets are carried at the market value of the underlying securities.

      RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

      VARIABLE ANNUITY LIABILITIES: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


3.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      The estimated fair values of the Company's financial instruments at September 1995 and 1994, compared with their respective carrying values, are as follows:

                                                            Carrying            Fair
                                                               value           value
                                                       -------------   -------------
      1995:
      Assets:
            Cash and short-term investments            $   6,382,000   $   6,382,000
            Bonds and notes                              110,068,000     110,060,000
            Mortgage loans                                 4,733,000       4,733,000
            Variable annuity assets                       32,760,000      32,760,000

      Liabilities:
            Reserves for fixed annuity
             contracts                                   106,332,000     102,782,000
            Variable annuity liabilities                  32,760,000      31,740,000
                                                       =============   =============



      1994:

      Assets:
            Cash and short-term investments            $  14,785,000   $  14,785,000
            Bonds and notes                               59,380,000      59,183,000
            Mortgage loans                                 4,763,000       4,763,000
            Variable annuity assets                       26,390,000      26,390,000

      Liabilities:
            Reserves for fixed annuity contracts          66,881,000      64,626,000
            Variable annuity liabilities                  26,390,000      25,476,000
                                                       =============   =============

4.    CONTINGENT LIABILITIES

      The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


 5.   SHAREHOLDER'S EQUITY

      The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At September 30, 1995, 1994 and 1993, 300 shares are outstanding.

      Changes in shareholder's equity are as follows:

                                                     Years ended September 30,
                                      ----------------------------------------
                                              1995          1994          1993
                                      ------------  ------------  ------------
      RETAINED EARNINGS:
        Beginning balance             $  4,727,000  $  4,370,000  $  3,494,000
        Net income                         523,000       357,000       876,000
                                      ------------  ------------  ------------
        Ending balance                $  5,250,000  $  4,727,000  $  4,370,000
                                      ============  ============  ============

      NET UNREALIZED GAINS (LOSSES)
       ON DEBT AND EQUITY SECURITIES
       AVAILABLE FOR SALE:
        Beginning balance             $ (2,340,000) $  1,331,000  $       ---
        Excess of market value
          over amortized cost on
          debt and equity securities
          available for sale                  ---           ---      2,039,000
        Change in net unrealized
          gains (losses) on debt
          and equity securities
          available for sale             4,177,000    (7,739,000)         ---
        Change in adjustment to
          deferred acquisition costs    (1,900,000)    2,100,000          ---
        Tax effect of net change          (797,000)    1,968,000      (708,000)
                                      ------------  ------------  ------------
        Ending balance                $   (860,000) $ (2,340,000) $  1,331,000
                                      ============  ============  ============

      For a life insurance company domiciled in the State of New York, no dividend may be distributed to any shareholder unless notice of the domestic insurer's intention to declare such dividend and the amount have been filed with the Superintendent of Insurance not less than 30 days in advance of such proposed declaration, nor if the Superintendent disapproves the distribution of the dividend within the 30-day period.
      No dividends were paid in fiscal years 1995, 1994 or 1993.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


5.    SHAREHOLDER'S EQUITY (Continued)

      Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net loss for the nine months ended September 30, 1995 was $1,755,000. The statutory net income for the year ended December 31, 1994 was $726,000 and for the year ended December 31, 1993 the statutory net loss was $597,000. The Company's statutory capital and surplus was $13,962,000 at September 30, 1995, $16,122,000 at December 31, 1994 and $15,623,000 at December 31, 1993.


6.    INCOME TAXES

      The components of the provisions for income taxes on pretax income consist of the following:

                                      Net realized
                                        investment
                                     gains (losses)  Operations         Total
                                       ----------- ------------ -------------
      1995:
      Currently payable                $  (592,000)  $  441,000   $  (151,000)
      Deferred                             (28,000)     361,000       333,000
                                       -----------   ----------   -----------

      Total income tax expense         $  (620,000)  $  802,000   $   182,000
                                       ===========   ==========   ===========
      1994:
      Currently payable                $   121,000   $ (854,000)  $  (733,000)
      Deferred                              65,000    1,323,000     1,388,000
                                       -----------   ----------   -----------

      Total income tax expense         $   186,000   $  469,000   $   655,000
                                       ===========   ==========   ===========
      1993:
      Currently payable                $ 1,091,000   $  642,000   $ 1,733,000
      Deferred                             (46,000)    (858,000)     (904,000)
                                       -----------   ----------   -----------

      Total income tax expense         $ 1,045,000   $ (216,000)  $   829,000
                                       ===========    =========   ===========

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


6.    INCOME TAXES (Continued)

      Income taxes computed at the United States federal income tax rate of 35% for 1995 and 1994 and 34.75% for 1993 and income taxes provided differ as follows:


                                                     Years ended September 30,
                                                 -----------------------------
                                                      1995      1994      1993
                                                 --------- --------- ---------
      Amount computed at statutory rate          $ 247,000 $ 608,000 $ 592,000

      Increases (decreases) resulting from:
           Amortization of differences
             between book and tax bases of
             net assets acquired                    20,000    10,000   (20,000)
           State income taxes, net of
             federal tax benefit                   (86,000)   36,000   250,000

           Other, net                                1,000     1,000     7,000
                                                 --------- --------- ---------

      Total income tax expense                   $ 182,000 $ 655,000 $ 829,000
                                                 ========= ========= =========



      Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded during the quarter ended December 31, 1993 to decrease the asset for deferred income taxes by $725,000.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


6.    INCOME TAXES (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the asset for deferred income taxes are as follows:

                                                September 30,  September 30,
                                                         1995           1994
                                                ------------    ------------
      Deferred tax liabilities:
        Investments                             $   (142,000)   $    (45,000)
        Deferred acquisition costs                (1,703,000)     (1,026,000)
        Other                                        (66,000)        (41,000)
                                                ------------    ------------
        Total deferred tax liabilities            (1,911,000)     (1,112,000)
                                                ============    ============
      Deferred tax assets:
        Contractholder reserves                    1,125,000         659,000
        State income taxes                            79,000          79,000
        Net unrealized losses on certain
          debt and equity securities                 463,000       1,260,000
                                                ------------    ------------
        Total deferred tax assets                  1,667,000       1,998,000
                                                ------------    ------------

      Deferred income tax asset (liability)     $   (244,000)   $    886,000
                                                ============    ============

7.    RELATED PARTY MATTERS

      The Company pays commissions to two affiliated companies, Royal Alliance Associates, Inc. ("Royal") and SunAmerica Securities, Inc. These broker-dealers represent a significant portion of the Company's business, amounting to approximately 14.8%, 26.5% and 49.3% of premiums in 1995, 1994 and 1993, respectively. Commissions paid to these broker-dealers totaled $761,000 in 1995, $326,000 in 1994, and $733,000 in 1993.
      Occupancy and office services expenses paid to Royal totaled $113,000 for the year ended September 30, 1995, $122,000 for the year ended September 30, 1994 and $135,000 for the year ended September 30, 1993.

      The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies. Amounts paid for such services totaled $722,000 for the year ended September 30, 1995, $706,000 for the year ended September 30, 1994 and $586,000 for the year ended September 30, 1993.

      During the year ended September 30, 1993, the Company sold to SunAmerica Life Insurance Company, its immediate parent, two mortgage loans for cash equal to their aggregate book value of $16,547,000.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



      Exhibit
         No                      Description
      -------
      3(a) Declaration of intent and Charter dated November, 1978. 3(b) Certificate of Amendment of Charter dated February 1, 1988. 3(c) Certificate of Amendment of Charter dated January 26, 1989. 3(d) Certificate of Amendment of Charter dated March 1, 1989. 3(e) Bylaws dated December 20, 1978.
      27    Financial Data Schedule