Form 10-Q
period 1995-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1996-02-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ---------------        ----------------

                      Commission File No.  33-5014
                                          ---------

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                   ---------------------------------------
           (Exact name of registrant as specified in its charter)

                 Incorporated in New York                   06-0992729
                 ------------------------                  -----------
                                                          (IRS Employer
                                                        Identification No.)

733 Third Avenue, 4th Floor, New York, New York  10017

Registrant's telephone number, including area code:     (800) 272-3007


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  X   No
                                               ----    ----
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON FEBRUARY 14, 1996 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)                     300 shares

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Balance Sheet as of
      December 31, 1995 and September 30, 1995                      3 - 4


      Income Statement for the
      three months ended December 31, 1995 and 1994                 5


      Statement of Cash Flows for the
      three months ended December 31, 1995 and 1994                 6 - 7


      Notes to Financial Statements                                 8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 16


Part II - Other Information                                         17

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)


                                                 December 31,    September 30,
                                                        1995             1995
                                              --------------   --------------
ASSETS

Investments:
  Cash and short-term investments             $    7,528,000   $    6,382,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  December 1995,
      $114,175,000; September 1995,
      $109,217,000)                              114,277,000      107,771,000
    Held for investment, at amortized cost
      (fair value:  September 1995,
      $2,289,000)                                        ---        2,297,000
  Mortgage loans                                   4,725,000        4,733,000
  Common stocks, at fair value (cost:
    December 1995, $0; September 1995,
    $112,000)                                         45,000           35,000
                                              --------------   --------------
  Total investments                              126,575,000      121,218,000

  Variable annuity assets                         35,598,000       32,760,000
  Receivable from brokers for sales of
    securities                                           ---          815,000
  Accrued investment income                        1,131,000          928,000
  Deferred acquisition costs                       7,036,000        6,491,000
  Income taxes currently receivable                  260,000              ---
  Other assets                                       919,000          945,000
                                              --------------   --------------
TOTAL ASSETS                                  $  171,519,000   $  163,157,000
                                              ==============   ==============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)

                                                December 31,    September 30,
                                                        1995             1995
                                              --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $  110,592,000   $  106,332,000
  Payable to brokers for purchases of
    securities                                     1,029,000              ---
  Income taxes currently payable                         ---           23,000
  Other liabilities                                  859,000        1,980,000
                                              --------------   --------------
  Total reserves, payables
    and accrued liabilities                      112,480,000      108,335,000
                                              --------------   --------------
Variable annuity liabilities                      35,598,000       32,760,000
                                              --------------   --------------
Deferred income taxes                                885,000          244,000
                                              --------------   --------------
Shareholder's equity:
  Common Stock                                     3,000,000        3,000,000
  Additional paid-in capital                      14,428,000       14,428,000
  Retained earnings                                5,033,000        5,250,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale              95,000         (860,000)
                                              --------------   --------------
  Total shareholder's equity                      22,556,000       21,818,000
                                              --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $  171,519,000   $  163,157,000
                                              ==============   ==============














                      See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
                                  (Unaudited)
                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                             1995              1994
                                                    -------------     -------------
        Investment income                           $   2,338,000     $   1,581,000

        Interest expense on fixed annuity contracts    (1,655,000)         (934,000)
                                                    -------------     -------------
        NET INVESTMENT INCOME                             683,000           647,000
                                                    -------------     -------------
        NET REALIZED INVESTMENT LOSSES                   (631,000)         (252,000)
                                                    -------------     -------------
        VARIABLE ANNUITY FEE INCOME                       126,000            96,000
                                                    -------------     -------------
        Other income and expenses:
          Surrender charges                                30,000            45,000
          General and administrative expenses            (387,000)         (258,000)
          Amortization of deferred acquisition
            costs                                        (126,000)          (75,000)
          Other, net                                      (40,000)           (5,000)
                                                    -------------     -------------
        TOTAL OTHER INCOME AND EXPENSES                  (523,000)         (293,000)
                                                    -------------     -------------
        PRETAX INCOME (LOSS)                             (345,000)          198,000

        Income tax benefit (expense)                      128,000           (58,000)
                                                    -------------     -------------
        NET INCOME (LOSS)                           $    (217,000)    $     140,000
                                                    =============     =============














                              See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1995               1994
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   (217,000)      $    140,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to fixed annuity
        contracts                               1,655,000            934,000
      Net realized investment losses              631,000            252,000
      Accretion of net discounts on
        investments                              (127,000)           (55,000)
      Amortization of goodwill                     14,000             14,000
      Provision for deferred income taxes         126,000            175,000
      Change in:
        Deferred acquisition costs               (745,000)          (312,000)
        Other assets                               12,000              3,000
        Income taxes receivable/payable          (283,000)          (236,000)
        Other liabilities                          19,000              2,000
      Other, net                                 (190,000)            82,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      895,000            999,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes available
    for sale                                  (19,985,000)        (1,356,000)
  Sales of bonds and notes available for
    sale                                       16,359,000            988,000
  Redemptions and maturities of:
    Bonds and notes available for sale          2,416,000          1,141,000
    Bonds and notes held for investment               ---          1,012,000
    Mortgage loans                                  9,000              8,000
                                             ------------       ------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                   (1,201,000)         1,793,000
                                             ------------       ------------

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1995               1994
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                $  5,245,000       $  5,764,000
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                (567,000)           171,000
  Withdrawal payments on fixed annuity
    contracts                                  (1,387,000)        (4,879,000)
  Claims and annuity payments on fixed
    annuity contracts                            (699,000)          (686,000)
  Net receipts from (repayments of) other
    short-term financings                      (1,140,000)           263,000
                                             ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       1,452,000            633,000
                                             ------------       ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                   1,146,000          3,425,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                           6,382,000         14,785,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $  7,528,000       $ 18,210,000
                                             ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Income taxes paid (recovered)              $    (30,000)      $    120,000
                                             ============       ============















                      See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1995, and the results of its operations and its cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K.


2.    Reclassification of Securities Held for Investment
      --------------------------------------------------

On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds and notes as held for investment (the "Held for Investment Portfolio"). This reassessment was made pursuant to the provisions of "Special Report; a Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $2,296,000 and its fair value was $2,353,000. Upon reclassification, the resulting net unrealized gain of $57,000 was credited to Net Unrealized Gains (Losses) on Debt and Equity Securities Available for Sale in the shareholder's equity section of the balance sheet.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following is management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended December 31, 1995 ("Fiscal 1996") and December 31, 1994 ("Fiscal 1995").

RESULTS OF OPERATIONS

  NET LOSS totaled $0.2 million in Fiscal 1996, compared with net income of $0.1 million in Fiscal 1995.

  PRETAX LOSS totaled $0.3 million in Fiscal 1996, compared with pretax income of $0.2 million in Fiscal 1995. The $0.5 million decrease in Fiscal 1996 primarily resulted from increased net realized investment losses and general and administrative expenses, partially offset by increases in net investment income and fee income.

  NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, increased to $0.7 million in Fiscal 1996 from $0.6 million in Fiscal 1995. These amounts represent net investment spreads of 2.19% on average invested assets (computed on a daily basis) of $124.6 million in Fiscal 1996 and 3.02% on average invested assets of $85.6 million in Fiscal 1995. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities, which excess amounted to $15.6 million in Fiscal 1996 and $18.2 million in Fiscal 1995. The difference between the Company's yield on average invested assets and the rate paid on fixed annuities was 1.43% in Fiscal 1996 and 1.85% in Fiscal 1995. The modest increase in net investment income primarily resulted from higher levels of average invested assets, substantially offset by increases in the average rates paid on higher levels of fixed annuity contracts.

  Investment income totaled $2.3 million in Fiscal 1996, compared with $1.6 million in Fiscal 1995. Investment income increased in Fiscal 1996 as a result of an increase in investment yield on a higher level of average invested assets. The yield on average invested assets increased to 7.50% in Fiscal 1996 from 7.39% in Fiscal 1995. Over the last nine fiscal quarters, the Company's quarterly investment yields on averaged invested assets have ranged from 6.28% to 7.81%; however, there can be no assurance that the Company will achieve similar yields in future periods.

  Total interest expense aggregated $1.7 million in Fiscal 1996 and $1.0 million in Fiscal 1995. The average rate paid on fixed annuity contracts was 6.07% in Fiscal 1996, compared with 5.54% in Fiscal 1995. Fixed annuity contracts averaged $109.1 million during Fiscal 1996, compared with $67.4 million during Fiscal 1995. The increase in the average rate paid on fixed annuities during Fiscal 1996 primarily resulted from increased average crediting rates on the Company's new fixed annuity contracts sold in the first three months of 1995, when market rates were at a temporarily higher level, to maintain a generally competitive market rate in a higher interest rate environment.

  NET REALIZED INVESTMENT LOSSES totaled $0.6 million in Fiscal 1996, compared with $0.3 million in Fiscal 1995. These amounts represent 2.03% and 1.18%, respectively, of average invested assets. Net realized investment losses in Fiscal 1996 include $0.5 million of net losses realized on $18.1 million of sales of bonds. These bond sales include $15.9 million of sales of mortgage backed securities ("MBSs") and $2.2 million of sales of high yield investments that were made primarily to maximize total return. Net losses in Fiscal 1995 are also related to sales of MBSs that were made primarily to maximize total return.

  VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $126,000 in Fiscal 1996 from $96,000 in Fiscal 1995. This increase reflects growth in average variable annuity assets, principally, due to the receipt of variable annuity premiums and increased market values, partially offset by surrenders. Variable annuity assets averaged $34.1 million during Fiscal 1996 and $26.1 million during Fiscal 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $2.3 million in Fiscal 1996 and $0.7 million in Fiscal 1995. This increase in premiums was primarily due to the introduction of two new variable annuity products in 1995. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

  SURRENDER CHARGES on fixed and variable annuities totaled $30,000 in Fiscal 1996 and $45,000 in Fiscal 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $2.3 million in Fiscal 1996 and $5.3 million in Fiscal 1995. These payments represent 6.76% and 24.60%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $0.9 million in Fiscal 1996 and $0.4 million in Fiscal 1995. Variable annuity surrenders have increased during Fiscal 1996 due to anticipated higher surrenders as the variable annuity block has matured. The decrease in fixed annuity surrenders to $1.4 million in Fiscal 1996 from $4.8 million in Fiscal 1995, results primarily from unusually high surrenders in Fiscal 1995, principally due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will for the foreseeable future stabilize at moderately higher levels than the current quarter and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

  GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.4 million in Fiscal 1996, compared with $0.3 million in Fiscal 1995. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

  AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $126,000 in Fiscal 1996 and $75,000 in Fiscal 1995. This increase was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs.

  INCOME TAX BENEFIT totaled $128,000 in Fiscal 1996, compared with an income tax expense of $58,000 in Fiscal 1995, representing effective tax rates of 37% and 29%, respectively. The lower tax rate in Fiscal 1995 reflects a prior period state income tax benefit.

FINANCIAL CONDITION AND LIQUIDITY

  SHAREHOLDER'S EQUITY increased by $0.8 million to $22.6 million at December 31, 1995 from $21.8 million at September 30, 1995. Shareholder's equity was favorably impacted by the recording of a $0.1 million net unrealized gain on debt and equity securities available for sale, a $1.0 million improvement over the $0.9 million net unrealized loss recorded at September 30, 1995. This favorable factor was partially offset by $0.2 million of net loss recorded in Fiscal 1996.

  TOTAL ASSETS increased by $8.3 million to $171.5 million at December 31, 1995 from $163.2 million at September 30, 1995, principally due to a $5.4 million increase in invested assets and a $2.8 million increase in the separate accounts for variable annuities.

  INVESTED ASSETS at December 31, 1995 totaled $126.6 million, compared with $121.2 million at September 30, 1995. This $5.4 million increase primarily resulted from a $4.3 million increase in reserves for fixed annuity contracts and a $1.8 million change in amounts payable to/receivable from brokers for purchases/sales of securities.

  The Company manages all of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December
1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company does not presently classify a portion of its Bond Portfolio as held for investment.

  THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $0.1 million at December 31, 1995. At September 30, 1995, the amortized cost of the Bond Portfolio was $1.5 million above its fair value (including $1.4 million of net unrealized losses on the portion of the portfolio that was designated as available for sale). The net unrealized gains on the Bond Portfolio since September 30, 1995 principally reflect the lower relative prevailing interest rates at December 31, 1995 and their corresponding effect on the fair value of the Bond Portfolio.

  The entire Bond Portfolio at December 31, 1995 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1995, approximately $106.4 million (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $100.0 million of U.S. government/agency securities and MBSs.

  At December 31, 1995, the Bond Portfolio included $7.7 million (fair value, $6.9 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their December 31, 1995 amortized cost, these non-investment-grade bonds accounted for 4.51% of the Company's total assets and 6.12% of invested assets.

  Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typicallyare more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1995.

The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1995.

                                                 Summary of Rated Bonds
                                                     (In thousands)

                                                  Issues not rated by S&P(Moody's)
          Issues Rated by S&P(Moody's)                   By NAIC Category                            Total
----------------------------------------------  -----------------------------------  ----------------------------------

                                    Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)             $66,157      $66,692       1        $29,907      $30,202      $96,064     75.98%      $96,894
BBB+ to BBB-
  (Baa1 to Baa3)            6,669        6,845       2          3,710        3,641       10,379      8.21        10,486
BB+ to BB-
  (Ba1 to Ba3)                958        1,020       3              -            -          958      0.76         1,020
B+ to B-
  (B1 to B3)                4,943        4,353       4          1,086        1,094        6,029      4.77         5,447
CCC+ to C-
  (Caa to C)                  745          430       5              -            -          745      0.59           430
D                               -            -       6              -            -            -         -             -
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES        $79,472      $79,340                $34,703      $34,937     $114,175                $114,277
                       ==========   ==========             ==========   ==========   ==========              ==========

(1)   S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C
      (extremely poor prospects of attaining real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

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

(3)   At amortized cost.



      MORTGAGE LOANS aggregated $4.7 million at December 31, 1995 and consisted of 2 first mortgage loans collateralized by properties located in California. Both of these loans were multifamily residential loans to the same borrower.
At the time of their purchase by the Company, these mortgage loans had loan-to-value ratios of 75% or less. At December 31, 1995, neither loan was delinquent. No mortgage loans were foreclosed upon during Fiscal 1996.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 93% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1995 the weighted average life of the Company's investments was approximately four and one-fourth years and the duration was approximately two years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos, although none was outstanding during the three months ended December 31, 1995 and 1994. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. During the three months ended December 31, 1995 and 1994, no impairment writedowns were recorded.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.7 million (fair value, $0.4 million) at December 31, 1995. At December 31, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost. At September 30, 1995, defaulted investments totaled $0.7 million, which constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1995, approximately $88.7 million of the Company's Bond Portfolio had an aggregate unrealized gain of $1.5 million, while approximately $25.4 million of the Bond Portfolio had an aggregate unrealized loss of $1.4 million. In addition, the Company's investment portfolio also currently provides approximately $1.6 million of monthly cash flow from scheduled principal and interest payments.

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

                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
        -----------------
  Not applicable.

Item 2.  Changes in Securities
        ---------------------
  Not applicable.

Item 3.  Defaults Upon Senior Securities
        -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
        ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
        -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
        --------------------------------
  No exhibits are filed with this report and no Current Report on Form 8-K was filed during the three months ended December 31, 1995.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY

Date:  February 14, 1996     By/s/ SCOTT L. ROBINSON
------------------------     ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,         February 14, 1996
------------------------    Treasurer, and Director       -----------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and      February 14, 1996
------------------------    Controller (Principal         -----------------
      N. Scott Gillis       Accounting Officer)

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                LIST OF EXHIBITS FILED



      Exhibit
         No                        Description
      -------                      -----------
           27                      Financial Data Schedule