Form 10-Q
period 1996-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1996-05-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ---------------        ----------------

                      Commission File No.  33-5014
                                          ---------

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                   ---------------------------------------
           (Exact name of registrant as specified in its charter)

                 Incorporated in New York                   06-0992729
                 ------------------------                  -----------
                                                          (IRS Employer
                                                        Identification No.)

733 Third Avenue, 4th Floor, New York, New York  10017

Registrant's telephone number, including area code:     (800) 272-3007


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  X   No
                                               ----    ----
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 14, 1996 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)                     300 shares

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Balance Sheet as of
      March 31, 1996 and September 30, 1995                         3 - 4


      Income Statement for the
      three months and six months ended
      March 31, 1996 and 1995                                       5


      Statement of Cash Flows for the
      six months ended March 31, 1996 and 1995                      6 - 7


      Notes to Financial Statements                                 8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 19


Part II - Other Information                                         20

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)


                                                    March 31,    September 30,
                                                         1996             1995
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $    2,108,000   $    6,382,000
  Bonds and notes:
    Available for sale, at fair value
      (amortized cost:  March 1996,
      $131,038,000; September 1995,
      $109,217,000)                               130,033,000      107,771,000
    Held for investment, at amortized cost
      (fair value:  September 1995,
      $2,289,000)                                         ---        2,297,000
  Mortgage loans                                    4,717,000        4,733,000
  Common stocks, at fair value (cost:
    March 1996, $0; September 1995,
    $112,000)                                          45,000           35,000
                                               --------------   --------------
  Total investments                               136,903,000      121,218,000

  Variable annuity assets                          45,114,000       32,760,000
  Receivable from brokers for sales of
    securities                                            ---          815,000
  Accrued investment income                         1,188,000          928,000
  Deferred acquisition costs                        8,796,000        6,491,000
  Income taxes currently receivable                   205,000              ---
  Other assets                                        896,000          945,000
                                               --------------   --------------
TOTAL ASSETS                                   $  193,102,000   $  163,157,000
                                               ==============   ==============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1996             1995
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $  123,586,000   $  106,332,000
  Income taxes currently payable                          ---           23,000
  Other liabilities                                 1,539,000        1,980,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                       125,125,000      108,335,000
                                               --------------   --------------
Variable annuity liabilities                       45,114,000       32,760,000
                                               --------------   --------------
Deferred income taxes                                 654,000          244,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                       14,428,000       14,428,000
  Retained earnings                                 5,341,000        5,250,000
  Net unrealized losses on debt and
    equity securities available for sale             (560,000)        (860,000)
                                               --------------   --------------
  Total shareholder's equity                       22,209,000       21,818,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $  193,102,000   $  163,157,000
                                               ==============   ==============

















                      See notes to financial statements.
                                       4

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)
                                                   Three Months                  Six Months
                                      -------------------------   -------------------------
                                             1996          1995          1996          1995
                                      -----------   -----------   -----------   -----------
Investment income                     $ 2,362,000   $ 1,774,000   $ 4,700,000   $ 3,355,000
                                      -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts              (1,706,000)   (1,031,000)   (3,361,000)   (1,965,000)
  Senior indebtedness                      (4,000)          ---        (4,000)         ---
                                      -----------   -----------   -----------   -----------
Total interest expense                 (1,710,000)   (1,031,000)   (3,365,000)   (1,965,000)
                                      -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                     652,000       743,000     1,335,000     1,390,000
                                      -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                                103,000       (22,000)     (528,000)     (274,000)
                                      -----------   -----------   -----------   -----------
VARIABLE ANNUITY FEE INCOME               145,000        93,000       271,000       189,000
                                      -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                        46,000        61,000        76,000       106,000
  General and administrative
    expenses                             (335,000)     (287,000)     (722,000)     (545,000)
  Amortization of deferred
    acquisition costs                    (126,000)      (75,000)     (252,000)     (150,000)
  Other, net                                  ---        (4,000)      (40,000)       (9,000)
                                      -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES          (415,000)     (305,000)     (938,000)     (598,000)
                                      -----------   -----------   -----------   -----------
PRETAX INCOME                             485,000       509,000       140,000       707,000

Income tax expense                       (177,000)     (166,000)      (49,000)     (224,000)
                                      -----------   -----------   -----------   -----------
NET INCOME                            $   308,000   $   343,000   $    91,000   $   483,000
                                      ===========   ===========   ===========   ===========







                               See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                   Six Months Ended March 31,
                                              -------------------------------
                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $     91,000       $    483,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Interest credited to fixed annuity
        contracts                                3,361,000          1,965,000
      Net realized investment losses               528,000            274,000
      Accretion of net premiums (discounts)
        on investments                             144,000           (146,000)
      Amortization of goodwill                      29,000             29,000
      Provision for deferred income taxes          248,000            440,000
      Change in:
        Deferred acquisition costs              (2,405,000)        (1,386,000)
        Income taxes receivable/payable           (228,000)          (378,000)
        Other liabilities                          107,000            125,000
      Other, net                                  (235,000)           (51,000)
                                              ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     1,640,000          1,355,000
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes available
    for sale                                   (63,896,000)       (28,550,000)
  Sales of bonds and notes available for
    sale                                        39,400,000          5,764,000
  Redemptions and maturities of:
    Bonds and notes available for sale           5,224,000          3,807,000
    Bonds and notes held for investment                ---          1,012,000
    Mortgage loans                                  18,000             17,000
                                              ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES          (19,254,000)       (17,950,000)
                                              ------------       ------------

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                   Six Months Ended March 31,
                                              -------------------------------
                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 20,494,000       $ 29,863,000
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts               (1,231,000)           333,000
  Withdrawal payments on fixed annuity
    contracts                                   (3,908,000)       (10,102,000)
  Claims and annuity payments on fixed
    annuity contracts                           (1,467,000)        (1,435,000)
  Net receipts from (repayments of) other
    short-term financings                         (548,000)         3,115,000
                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       13,340,000         21,774,000
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                        (4,274,000)         5,179,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,382,000         14,785,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  2,108,000       $ 19,964,000
                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness               $      4,000       $        ---
                                              ============       ============
  Income taxes paid                           $     30,000       $  1,110,000
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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and September 30, 1995, and the results of its operations for the three months and six months ended March 31, 1996 and 1995 and its cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the three months and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K.


2.    Reclassification of Securities Held for Investment
      --------------------------------------------------

On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds and notes as held for investment (the "Held for Investment Portfolio"). This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $2,296,000 and its fair value was $2,353,000. Upon reclassification, the resulting net unrealized gain of $57,000 was credited to Net Unrealized Gains (Losses) on Debt and Equity Securities Available for Sale in the shareholder's equity section of the balance sheet.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS

  NET INCOME totaled $0.3 million in both the second quarter of 1996 and the second quarter of 1995. For the six months, net income amounted to $0.1 million in 1996, compared with $0.5 million in 1995.

  PRETAX INCOME totaled $0.5 million in the second quarters of both 1996 and 1995. For the six months, pretax income totaled $0.1 million in 1996, compared with $0.7 million in 1995. The $0.6 million decrease in the six months of 1996 primarily resulted from increases in net realized investment losses, general and administrative expenses and amortization of deferred acquisition costs.

  NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $0.7 million in the second quarters of both 1996 and 1995. These amounts represent net investment spreads of 2.00% on average invested assets (computed on a daily basis) of $130.2 million in the second quarter of 1996 and 3.24% on average invested assets of $91.8 million in the second quarter of 1995. For the six months, net investment income declined to $1.3 million in 1996 from $1.4 million in 1995, and represented net investment spreads of 2.10% and 3.13%, respectively, on average invested assets of $127.4 million and $88.7 million, respectively.

  Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $14.4 million in the second quarter of 1996, $18.5 million in the second quarter of 1995, $15.0 million in the six months of 1996 and $18.3 million in the six months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.36% in the second quarter of 1996, 2.11% in the second quarter of 1995, 1.40% in the six months of 1996 and 1.98% in the six months of 1995.

  Investment income totaled $2.4 million in the second quarter of 1996, compared with $1.8 million in the second quarter of 1995. For the six months, investment income totaled $4.7 million in 1996, compared with $3.4 million in 1995. Investment income increased in 1996 as a result of higher levels of average invested assets, offset slightly by a decline in portfolio yields. The yield on average invested assets declined to 7.26% in the second quarter of 1996, from 7.73% in the second quarter of 1995. For the six months, the yield on average invested assets decreased to 7.38% in 1996 from 7.56% in 1995. The higher yields in the 1995 periods reflected the effects of both higher short-term interest rates and extension fee income earned on certain bonds in the second quarter of 1995. Over the last ten fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 6.28% to 7.81%; however, there can be no assurance that the Company will achieve similar yields in future periods.

  Total interest expense aggregated $1.7 million the second quarter of 1996 and $1.0 million in the second quarter of 1995. For the six months, interest expense aggregated $3.4 million in 1996, compared with $2.0 million in 1995. The average rate paid on fixed annuity contracts was 5.91% in the second quarter of 1996, compared with 5.62% in the second quarter of 1995. For the six months, the average rate paid on fixed annuities increased to 5.98% in 1996 from 5.58% in 1995. Fixed annuity contracts averaged $115.6 million during the second quarter of 1996, compared with $73.3 million during the second quarter of 1995. For the six months, average fixed annuity contracts increased to $112.3 million in 1996, compared with $70.4 million in 1995. The increases in the average rates paid on fixed annuities during 1996 primarily resulted from generally higher prevailing interest rates compared to the rates one year earlier as crediting rates on fixed annuity contracts have reset over the past year.

  The growth in average invested assets since 1995 reflects sales of the Company's fixed-rate products (including the fixed accounts of variable annuity products). Since March 31, 1995, fixed annuity premiums have aggregated $42.3 million. Such premiums totaled $15.2 million in the second quarter of 1996, down from the $24.1 million in the second quarter of 1995 and $20.5 million in the six months of 1996, down from the $29.9 million in the six months of 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $14.8 million, $0.4 million, $16.5 million and $0.4 million, respectively. The increase in premiums for the fixed accounts of variable annuities in 1996 resulted primarily from increased sales of the Company's Polaris product.

  NET REALIZED INVESTMENT GAINS totaled $103,000 in the second quarter of 1996, compared with net realized investment losses of $22,000 in the second quarter of 1995. These amounts represent 0.32% and 0.10%, respectively, of average invested assets. For the six months, net realized investment losses totaled $0.5 million in 1996, compared with $0.3 million in 1995 and represent 0.83% and 0.62%, respectively, of average invested assets. Net realized investment losses for the six months of 1996 include $0.4 million of net losses realized on $39.0 million of sales of bonds. These bond sales include $35.8 million of sales of mortgage backed securities ("MBSs") and $3.2 million of sales of high yield investments that were made primarily to maximize total return. Net losses for the six months of 1995 are also related to sales of bonds and MBSs that were made primarily to maximize total return.

  VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $145,000 in the second quarter of 1996 from $93,000 in the second quarter of 1995. For the six months, variable annuity fees increased to $0.3 million in 1996 from $0.2 million in 1995. These increases reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums and increased market values, partially offset by surrenders. Variable annuity assets averaged $39.6 million during the second quarter of 1996 and $26.0 million during the second quarter of 1995. For the six months, variable annuity assets averaged $36.8 million in 1996 compared with $26.0 million in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $15.2 million since March 31, 1995. Variable annuity premiums totaled $7.8 million in the second quarter of 1996 up significantly from $0.2 million in the second quarter of 1995. For the six months, variable annuity premiums totaled $10.1 million in 1996, compared with $0.8 million in 1995. These increases in premiums were primarily due to the introduction of two new variable annuity products during March and December of 1995. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

  SURRENDER CHARGES on fixed and variable annuities totaled $46,000 in the second quarter of 1996 and $61,000 in the second quarter of 1995. For the six months, surrender charges totaled $76,000 in 1996 and $106,000 in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $2.9 million in the second quarter of 1996 and $5.9 million in the second quarter of 1995. Annualized, these payments represent 7.98% and 25.92%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $5.2 million in 1996 and $11.2 million in 1995, and annualized, represent 7.40% and 25.28%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $0.4 million in the second quarter of 1996, $0.6 million in the second quarter of 1995, $1.3 million in the six months of 1996 and $1.1 million in the six months of 1995. The decrease in fixed annuity surrenders to $2.5 million in the second quarter of 1996 from $5.3 million in the second quarter of 1995 and $3.9 million in the six months of 1996 from $10.1 million in the six months of 1995, results primarily from unusually high surrenders in 1995, principally due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will for the foreseeable future stabilize at moderately higher levels than the current quarter and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

  GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.3 million in the second quarters of both 1996 and 1995 and $0.7 million in the six months of 1996 compared with $0.5 million in the six months of 1995. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

  AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $126,000 in the second quarter of 1996, $75,000 in the second quarter of 1995, $252,000 in the six months of 1996 and $150,000 in the six months of 1995. These increases were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs.

  INCOME TAX EXPENSE totaled $177,000 in the second quarter of 1996 and $166,000 in the second quarter of 1995, representing effective tax rates of 36% and 33%, respectively. For the six months, income tax expense totaled $49,000 in 1996 and $224,000 in 1995, representing effective tax rates of 35% and 32%, respectively. The lower tax rates in 1995 reflect prior period state income tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

  SHAREHOLDER'S EQUITY decreased by $0.4 million to $22.2 million at March 31, 1996 from $22.6 million at December 31, 1995, primarily as a result of a $0.7 million increase in net unrealized losses on debt and equity securities available for sale from a gain of $0.1 million at December 31, 1995 to a loss of $0.6 million at March 31, 1996. This decrease was partially offset by the recording of $0.3 million of net income in the second quarter of 1996.

  TOTAL ASSETS increased by $21.6 million to $193.1 million at March 31, 1996 from $171.5 million at December 31, 1995, principally due to a $10.3 million increase in invested assets, $9.5 million increase in the separate accounts for variable annuities, and a $1.8 million increase in deferred acquisition costs.

  INVESTED ASSETS at March 31, 1996 totaled $136.9 million, compared with $126.6 million at December 31, 1995. This $10.3 million increase primarily resulted from a $13.0 million increase in reserves for fixed annuity contracts, partially offset by a $1.0 million decrease in amounts payable from brokers for purchases of securities and an increase in the net unrealized losses on debt and equity securities available for sale.

  The Company manages all of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December
1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company no longer classifies a portion of its Bond Portfolio as held for investment.

  THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $1.0 million at March 31, 1996. At December 31, 1995, the fair value of the Bond Portfolio was $1.0 million above its amortized cost. The net unrealized losses on the Bond Portfolio since December 31, 1995 principally reflect the higher relative prevailing interest rates at March 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

  The entire Bond Portfolio at March 31, 1996 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duffs & Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1996, approximately $121.9 million (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including $88.2 million of U.S. government/agency securities and MBSs.

  At March 31, 1996, the Bond Portfolio included $9.1 million (fair value, $9.0 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their March 31, 1996 amortized cost, these non-investment-grade bonds accounted for 4.71% of the Company's total assets and 6.64% of invested assets.

  Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1996.

      The following table summarizes the Company's rated bonds by rating classification as of March 31, 1996 (dollars in thousands):
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $   75,929   $   75,387       1     $   26,463   $   26,440   $   102,392     74.27%  $   101,827
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           14,228       13,982       2          5,270        5,245        19,498     14.14        19,227
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                 --           --       3             --           --            --        --            --
B+ to B- (B1 to B3)
  [B+ to B-]
  {B+ to B-}                6,328        6,453       4          2,076        2,106         8,404      6.10         8,559
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                745          420       5             --           --           745      0.54           420
C1 to D
  [DD]
  {D}                          --           --       6             --           --            --        --            --
                       ----------   ----------             ----------   ----------   -----------             -----------
TOTAL RATED ISSUES     $   97,230   $   96,242             $   33,809   $   33,791   $   131,039             $   130,033
                       ==========   ==========             ==========   ==========   ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1)   S&P rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in rating categories ranging from Aaa (the highest) to
      C (extremely poor prospects of ever attaining any real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  D&P rates debt securities in rating categories ranging from AAA (the highest) to DD
      (in payment default).  A plus (+) or minus (-) indicates the debt's relative standing within the rating category.
      A security rated BBB- or higher is considered investment grade.  Fitch rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+) or a minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.



      MORTGAGE LOANS aggregated $4.7 million at March 31, 1996 and consisted of 2 first mortgage loans collateralized by properties located in California. Both of these loans were multifamily residential loans to the same borrower.
At the time of their purchase by the Company, these mortgage loans had loan-to-value ratios of 75% or less. At March 31, 1996, neither loan was delinquent. No mortgage loans were foreclosed upon during the six months of 1996.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 94% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1996 the weighted average life of the Company's investments was approximately four years and the duration was approximately two. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from small shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. During the six months ended March 31, 1996 and 1995, no impairment writedowns were recorded.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.7 million (fair value, $0.4 million) of bonds and notes at March 31, 1996. At March 31, 1996, defaulted investments constituted 0.5% of total invested assets at amortized cost. At December 31, 1995, defaulted investments totaled $0.7 million, which constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested
assets and, if required, proceeds from invested  asset  sales.   At  March  31,

1996, approximately $77.2 million of the Company's Bond Portfolio had an aggregate unrealized gain of $1.0 million, while approximately $52.8 million of the Bond Portfolio had an aggregate unrealized loss of $2.0 million. In addition, the Company's investment portfolio also currently provides approximately $1.6 million of monthly cash flow from scheduled principal and interest payments.

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

Item 3.  Defaults Upon Senior Securities
        -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
        ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
        -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
        --------------------------------

EXHIBITS

Exhibit
 No.                                       Description
- -------                                    -----------
3(a)        Certificate of Amendment of Charter dated January 1, 1996
3(b)        Bylaws, as Amended January 1, 1996
27          Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended March 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST SUNAMERICA NATIONAL LIFE INSURANCE COMPANY

Date:  May 14, 1996     By:/s/ SCOTT L. ROBINSON
- ----------------------- ------------------------
                             Scott L. Robinson
                             Senior Vice President, Treasurer and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
- ---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          May 14, 1996
- ------------------------    Treasurer and Director         ------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       May 14, 1996
- ------------------------    Controller (Principal          ------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
- -------                 -----------
3(a)              Certificate of Amendment of Charter dated January 1, 1996
3(b)              Bylaws, as Amended January 1, 1996
27                Financial Data Schedule