Form 10-Q
period 1996-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1996-08-13
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1996
                                    -----------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to______________

                       Commission file number 33-5014


                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                   ---------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                   New York                           06-0992729
                   --------                           ----------
      (State or Other Jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)

            733 Third Avenue, 4th Floor, New York, New York 10017
            -----------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

      Registrant's telephone number, including area code:  (800)272-3007

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days                   Yes  X   No
                                                               ---    ---

      The number of shares outstanding of the registrant's Common Stock on August 13, 1996 was as follows:

      Common Stock, par value $10,000 per share, 300 shares outstanding

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Balance Sheet as of
      June 30, 1996 and September 30, 1995                          3 - 4


      Income Statement for the
      three months and nine months ended
      June 30, 1996 and 1995                                        5


      Statement of Cash Flows for the
      nine months ended June 30, 1996 and 1995                      6 - 7


      Notes to Financial Statements                                 8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 18


Part II - Other Information                                         19

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)


                                                     June 30,    September 30,
                                                         1996             1995
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $    6,756,000   $    6,382,000
  Bonds and notes:
    Available for sale, at fair value
      (amortized cost:  June 1996,
      $128,844,000; September 1995,
      $109,217,000)                               127,186,000      107,771,000
    Held for investment, at amortized cost
      (fair value:  September 1995,
      $2,289,000)                                         ---        2,297,000
  Mortgage loans                                    3,100,000        4,733,000
  Common stocks, at fair value (cost:
    June 1996, $0; September 1995,
    $112,000)                                          45,000           35,000
                                               --------------   --------------
  Total investments                               137,087,000      121,218,000

  Variable annuity assets                          55,409,000       32,760,000
  Receivable from brokers for sales of
    securities                                            ---          815,000
  Accrued investment income                         1,341,000          928,000
  Deferred acquisition costs                        9,977,000        6,491,000
  Income taxes currently receivable                   311,000              ---
  Other assets                                        870,000          945,000
                                               --------------   --------------
TOTAL ASSETS                                   $  204,995,000   $  163,157,000
                                               ==============   ==============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)

                                                     June 30,    September 30,
                                                         1996             1995
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $  125,069,000   $  106,332,000
  Payable to brokers for purchases of
    securities                                        879,000              ---
  Income taxes currently payable                          ---           23,000
  Other liabilities                                   734,000        1,980,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                       126,682,000      108,335,000
                                               --------------   --------------
Variable annuity liabilities                       55,409,000       32,760,000
                                               --------------   --------------
Deferred income taxes                                 748,000          244,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                       14,428,000       14,428,000
  Retained earnings                                 5,647,000        5,250,000
  Net unrealized losses on debt and
    equity securities available for sale             (919,000)        (860,000)
                                               --------------   --------------
  Total shareholder's equity                       22,156,000       21,818,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $  204,995,000   $  163,157,000
                                               ==============   ==============














                      See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
       For the three months and nine months ended June 30, 1996 and 1995
                                  (Unaudited)
                                                   Three Months                 Nine Months
                                      -------------------------   -------------------------
                                             1996          1995          1996          1995
                                      -----------   -----------   -----------   -----------
Investment income                     $ 2,580,000   $ 2,243,000   $ 7,280,000   $ 5,598,000
                                      -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts              (1,819,000)   (1,485,000)   (5,180,000)   (3,450,000)
  Senior indebtedness                         ---        (8,000)       (4,000)       (8,000)
                                      -----------   -----------   -----------   -----------
Total interest expense                 (1,819,000)   (1,493,000)   (5,184,000)   (3,458,000)
                                      -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                     761,000       750,000     2,096,000     2,140,000
                                      -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT LOSSES            (14,000)     (925,000)     (542,000)   (1,199,000)
                                      -----------   -----------   -----------   -----------
VARIABLE ANNUITY FEE INCOME               188,000       103,000       459,000       292,000
                                      -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                        96,000        34,000       172,000       140,000
  General and administrative
    expenses                             (371,000)     (284,000)   (1,093,000)     (829,000)
  Amortization of deferred
    acquisition costs                    (125,000)      (75,000)     (377,000)     (225,000)
  Other, net                              (48,000)       (8,000)      (88,000)      (17,000)
                                      -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES          (448,000)     (333,000)   (1,386,000)     (931,000)
                                      -----------   -----------   -----------   -----------
PRETAX INCOME (LOSS)                      487,000      (405,000)      627,000       302,000

Income tax benefit (expense)             (181,000)      130,000      (230,000)      (94,000)
                                      -----------   -----------   -----------   -----------
NET INCOME (LOSS)                     $   306,000   $  (275,000)  $   397,000   $   208,000
                                      ===========   ===========   ===========   ===========








                               See notes to financial statements.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    397,000       $    208,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Interest credited to fixed annuity
        contracts                                5,180,000          3,450,000
      Net realized investment losses               542,000          1,199,000
      Accretion of net discounts
        on investments                            (247,000)          (255,000)
      Amortization of goodwill                      43,000             43,000
      Provision for deferred income taxes          535,000            744,000
      Change in:
        Deferred acquisition costs              (3,486,000)        (2,311,000)
        Income taxes receivable/payable           (334,000)          (917,000)
        Other liabilities                          117,000             66,000
      Other, net                                  (354,000)          (300,000)
                                              ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     2,393,000          1,927,000
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes available for sale         (80,405,000)       (97,306,000)
    Common stock                                       ---           (112,000)
  Sales of bonds and notes available for
    sale                                        56,451,000         45,228,000
  Redemptions and maturities of:
    Bonds and notes available for sale           8,131,000         11,578,000
    Bonds and notes held for investment                ---          1,013,000
    Mortgage loans                               1,637,000             26,000
                                              ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES          (14,186,000)       (39,573,000)
                                              ------------       ------------

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1996 and 1995
                                  (Unaudited)



                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 26,098,000       $ 47,457,000
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts               (2,731,000)           125,000
  Withdrawal payments on fixed annuity
    contracts                                   (7,199,000)       (12,309,000)
  Claims and annuity payments on fixed
    annuity contracts                           (2,638,000)        (2,353,000)
  Net receipts from (repayments of) other
    short-term financings                       (1,363,000)           257,000
                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       12,167,000         33,177,000
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                           374,000         (4,469,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,382,000         14,785,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  6,756,000       $ 10,316,000
                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness               $      4,000       $      8,000
                                              ============       ============
  Income taxes paid                           $     30,000       $    267,000
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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations for the three months and nine months ended June 30, 1996 and 1995 and its cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K.


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

      The following is management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and nine months ended June 30, 1996 and 1995.

RESULTS OF OPERATIONS

      NET INCOME totaled $0.3 million in the third quarter of 1996, compared with net loss of $0.3 million in the third quarter of 1995. For the nine months, net income amounted to $0.4 million in 1996, compared with $0.2 million in 1995.

      PRETAX INCOME totaled $0.5 million in the third quarter of 1996, compared with a pretax loss of $0.4 million in the third quarter of 1995. The $0.9 million increase primarily resulted from a decline in net realized investment losses. For the nine months, pretax income totaled $0.6 million in 1996 and $0.3 million in 1995. The $0.3 million increase in the nine months of 1996 primarily resulted from reduced net realized investment losses, partially offset by increased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $0.8 million in the third quarters of both 1996 and 1995. These amounts represent net investment spreads of 2.22% on average invested assets (computed on a daily basis) of $137.3 million in the third quarter of 1996 and 2.61% on average invested assets of $114.8 million in the third quarter of 1995. For the nine months, net investment income totaled $2.1 million in both 1996 and 1995, and represented net investment spreads of 2.14% and 2.93%, respectively, on average invested assets of $130.7 million and $97.4 million, respectively.

      Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $13.2 million in the third quarter of 1996, $17.2 million in the third quarter of 1995, $14.4 million in the nine months of 1996 and $17.9 million in the nine months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.65% in the third quarter of 1996, 1.69% in the third quarter of 1995, 1.49% in the nine months of 1996 and 1.86% in the nine months of 1995.

      Investment income totaled $2.6 million in the third quarter of 1996, compared with $2.2 million in the third quarter of 1995. For the nine months, investment income amounted to $7.3 million in 1996, up $1.7 million from the $5.6 million recorded in 1995. Investment income increased in 1996 as a result of higher levels of average invested assets, offset slightly by a decline in portfolio yields. The yield on average invested assets declined to 7.52% in the third quarter of 1996 from 7.81% in the third quarter of 1995. For the nine months, the yield on average invested assets decreased to 7.43% in 1996 from 7.66% in 1995. The higher yields in the 1995 periods reflected the effects of both higher short-term interest rates and extension fee income earned on certain bonds in the second and third quarters of 1995. Over the last eleven fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 6.28% to 7.81%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Total interest expense aggregated $1.8 million in the third quarter of 1996 and $1.5 million in the third quarter of 1995. For the nine months, interest expense aggregated $5.2 million in 1996, compared with $3.5 million in 1995. The average rate paid on fixed annuity contracts declined to 5.87% in the third quarter of 1996 from 6.11% in the third quarter of 1995. For the nine months, the average rate paid on fixed annuities was 5.94% in 1996, compared with 5.80% in 1995. Fixed annuity contracts averaged $124.1 million during the third quarter of 1996, compared with $97.1 million during the third quarter of 1995. For the nine months, fixed annuity contracts averaged $116.2 million in 1996, compared with $79.3 million in 1995. The decline in average rates paid on fixed annuities in the third quarter of 1996, compared to the third quarter of 1995, is due to the impact of generally higher prevailing interest rates in 1995. The slight increase in the average rates paid on fixed annuities for the nine months of 1996 is primarily due to the impact of lower crediting rates during the first two quarters of 1995, resulting from the lower prevailing interest rates experienced in 1994.

      The growth in average invested assets since 1995 reflects sales of the Company's fixed annuity products (including the fixed accounts of variable annuity products). Since June 30, 1995, fixed annuity premiums have aggregated $30.3 million. Such premiums totaled $5.6 million in the third quarter of 1996, down from the $17.6 million in the third quarter of 1995, and $26.1 million in the nine months of 1996, down from the $47.5 million in the nine months of 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $5.4 million, $1.6 million, $21.9 million and $2.0 million, respectively. The increase in premiums for the fixed accounts of variable annuities in 1996 resulted primarily from increased sales of the Company's Polaris product.

      NET REALIZED INVESTMENT LOSSES totaled $14,000 in the third quarter of 1996 and $925,000 in the third quarter of 1995. These amounts represent 0.04% and 3.22%, respectively, of average invested assets. Net realized investment losses in the third quarter of 1996 include impairment writedowns of $95,000 applied to defaulted bonds. Therefore, net gains from sales of investments totaled $81,000 in the third quarter of 1996, compared with net losses from sales of investments of $925,000 in the third quarter of 1995. For the nine months, net realized investment losses totaled $0.5 million in 1996, compared with $1.2 million in 1995, and represent 0.55% and 1.64%, respectively, of average invested assets. Impairment writedowns of $0.1 million, applied to defaulted bonds, are included in 1996. Therefore, for the nine months, net losses from sales of investments totaled $0.4 million in 1996 and $1.2 million in 1995. There were no impairment writedowns in 1995.

      Net losses from sales of investments realized in 1996 include $0.3 million of net losses ($0.1 million of net gains in the third quarter) realized on $58.0 million of sales of bonds ($19.0 million in the third quarter), and include $53.0 million of sales of mortgage backed securities ("MBSs") and $5.4 million of sales of non-investment-grade bonds made primarily to maximize total return. Net losses for the nine months of 1995 are also related to sales of bonds and MBSs that were made primarily to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $188,000 in the third quarter of 1996 from $103,000 in the third quarter of 1995. For the nine months, variable annuity fees increased to $0.5 million in 1996 from $0.3 million in 1995. These increases reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $50.2 million during the third quarter of 1996 and $27.8 million during the third quarter of 1995. For the nine months, variable annuity assets averaged $41.3 million in 1996, compared with $26.6 million in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $22.1 million since June 30, 1995. Variable annuity premiums totaled $8.5 million in the third quarter of 1996, up significantly from $1.5 million in the third quarter of 1995. For the nine months, variable annuity premiums totaled $18.5 million in 1996, compared with $2.3 million in 1995. These increases in premiums were primarily due to the introduction of two new variable annuity products during March and December of 1995. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $96,000 in the third quarter of 1996 and $34,000 in the third quarter of 1995. For the nine months, surrender charges totaled $172,000 in 1996 and $140,000 in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $4.3 million in the third quarter of 1996 and $2.8 million in the third quarter of 1995. Annualized, these payments represent 10.40% and 9.58%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $9.4 million in 1996 and $13.9 million in 1995, and annualized, represent 8.48% and 19.06%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $1.0 million in the third quarter of 1996, $0.6 million in the third quarter of 1995, $2.2 million in the nine months of 1996 and $1.6 million in the nine months of 1995. Fixed annuity surrenders increased to $3.3 million in the third quarter of 1996 from $2.2 million in the third quarter of 1995 primarily due to significant growth in average fixed annuity reserves, which were 30% higher in the third quarter of 1996 than in the third quarter of 1995. For the nine months, fixed annuity surrenders decreased to $7.2 million in 1996 from $12.3 million in 1995, primarily due to unusually high surrenders in 1995 which resulted from a large block of policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will for the foreseeable future stabilize at moderately higher levels than the current rates, and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.4 million in the third quarter of 1996 and $0.3 million in the third quarter of 1995. For the nine months, general and administrative expenses totaled $1.1 million in 1996 and $0.8 million in 1995. The $0.3 million increase in the nine months of 1996 primarily reflects expenses related to the growth of the Company's business since June 30, 1995. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $125,000 in the third quarter of 1996, $75,000 in the third quarter of 1995, $377,000 in the nine months of 1996 and $225,000 in the nine months of 1995. These increases were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $181,000 in the third quarter of 1996, compared with an income tax benefit of $130,000 in the third quarter of 1995, representing effective tax rates of 37% and 32%, respectively. For the nine months, income tax expense totaled $230,000 in 1996 and $94,000 in 1995, representing effective tax rates of 37% and 31%, respectively. The lower tax rates in 1995 reflect prior period state income tax benefits.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY remained relatively unchanged at $22.2 million at June 30, 1996 and at March 31, 1996. During the quarter ended June 30, 1996, the Company recorded $0.3 million of net income, which was offset by the change in the net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

      TOTAL ASSETS increased by $11.9 million to $205.0 million at June 30, 1996 from $193.1 million at March 31, 1996, principally due to a $10.3 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at June 30, 1996 totaled $137.1 million, compared with $136.9 million at March 31, 1996. This $0.2 million increase primarily resulted from sales of the fixed accounts of variable annuity contracts.

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

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $1.7 million at June 30, 1996 and by $1.0 million at March 31, 1996. The net increase in unrealized losses on the Bond Portfolio since March 31, 1996 principally reflects the higher relative prevailing interest rates at June 30, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      The entire Bond Portfolio at June 30, 1996 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At June 30, 1996, approximately $117.7 million (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including $79.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1996, the Bond Portfolio included $11.1 million (fair value, $11.2 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their June 30, 1996 amortized cost, these non-investment-grade bonds accounted for 5.39% of the Company's total assets and 8.02% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at June 30, 1996.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1996:

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $   70,636   $   69,331       1     $   25,752   $   25,836   $    96,388     69.49%  $    95,167
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           18,218       17,730       2          3,113        3,084        21,331     15.38        20,814
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                 --           --       3             --           --            --        --            --
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}                9,388        9,636       4          1,087        1,109        10,475      7.55        10,745
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                650          460       5             --           --           650      0.47           460
C1 to D
  [DD]
  {D}                          --           --       6             --           --            --        --            --
                       ----------   ----------             ----------   ----------   -----------             -----------
TOTAL RATED ISSUES     $   98,892   $   97,157             $   29,952   $   30,029   $   128,844             $   127,186
                       ==========   ==========             ==========   ==========   ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. D&P rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

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

(3)   At amortized cost.

      MORTGAGE LOANS totaled $3.1 million at June 30, 1996 and consisted of one multifamily residential first mortgage loan collateralized by a property located in California. On July 1, 1996, this mortgage loan paid off in full.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 94% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At June 30, 1996 the weighted average life of the Company's investments was approximately 4.3 years and the duration was approximately 2.2. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from small shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.7 million (fair value, $0.5 million) of bonds and notes at June 30, 1996 and constituted 0.5% of total invested assets at amortized cost. At March 31, 1996, defaulted investments totaled $0.7 million (fair value, $0.4 million), which constituted 0.5% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1996, approximately $49.8 million of the Company's Bond Portfolio (at amortized cost) had an aggregate unrealized gain of $0.9 million, while approximately $79.0 million of the Bond Portfolio had an aggregate unrealized loss of $2.6 million. In addition, the Company's investment portfolio also currently provides approximately $1.6 million of monthly cash flow from scheduled principal and interest payments.

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


REGULATION

      The Company is subject to regulation and supervision by the State of New York and the Insurance Commission of the State of New York. Insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

Item 4.  Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
           -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

EXHIBITS

Exhibit
 No.                                       Description
- -------                                    -----------

27                                   Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended June 30, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SUNAMERICA NATIONAL LIFE INSURANCE COMPANY

Date:  August 13, 1996       By:/s/ SCOTT L. ROBINSON
- -----------------------      ------------------------
                             Scott L. Robinson
                             Senior Vice President, Treasurer and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
- ---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          August 13, 1996
- ------------------------    Treasurer and Director         ---------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       August 13, 1996
- ------------------------    Controller (Principal          ---------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
- -------                 -----------

27                Financial Data Schedule