Form 10-K405
period 1996-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1996-12-23
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 1996

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from               to

                        Commission File Number 33-85014

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

       Incorporated in New York                       06-0992729
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

      Indicate by check Mark Whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes  X   No   .
                                                ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this form 10-K.   X
                              ---
      The number of shares outstanding of the registrant's common stock on December 20, 1996 was as follows:

Common Stock (par value $10,000.00 per share)          300 shares outstanding

                                   PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      First SunAmerica Life Insurance Company (the "Company"), an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), is a stock life insurance company organized under the laws of New York. At September 30, 1996, the Company owned $236.9 million of assets.

      The Company maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 272-3007. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent has approximately 1,600 employees, approximately 600 of whom perform services for the Company as well as for certain of its affiliates.

      Founded in 1978 and licensed in the states of New York and Nebraska, the Company issues a portfolio of single premium fixed and flexible premium variable annuities. It has an "A+" (Superior) rating from industry analyst A.M. Best Company.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals ages 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1985 and 1995, annual industry premiums from annuities increased from $53 billion to $159 billion.

      Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products. The Company markets fixed annuities and fee-generating variable annuities, which are distributed through the independent registered representatives of affiliated broker-dealers and through other broker-dealers, banks and other financial institutions.

      As consumer demand for investment-oriented products has grown, the Company has broadened the array of fee income producing products it offers and has in recent years significantly increased its fee income. Over the last several years, the Company has enhanced its marketing of variable annuities, which entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

      Benefitting from continued strong demographic growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities.

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

      The Company markets its fixed and variable annuities through the following distribution channels: (i) independent registered representatives of SunAmerica Securities, Inc., Royal Alliance Associates, Inc. and Advantage Capital Corp., which are indirect wholly owned subsidiaries of the Parent;
(ii) approximately 122 other securities firms and financial institutions; and
(iii) independent general insurance agents who specialize in selling fixed annuities and other single premium products. In addition, in June 1994, the Company entered into an exclusive agreement with The Chase Manhattan Bank, N.A. ("Chase") to develop variable annuity products for sale in the state of New York whose underlying funds are managed by Chase. Sales of the first such product commenced in December, 1995. The institution has the right to make these private label variable annuities available through its numerous retail branch networks and distribution channels within New York. In addition, this new variable annuity product is also available through a number of the broker-dealer and financial planning organizations that currently offer other investment products managed by Chase.

      The Company offers single premium and flexible premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 55% at September 30, 1996) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options(including the option of payout over the life of the annuitant). The average new single premium fixed annuity contract sold by the Company amounted to approximately $39,000 in 1996.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 96% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1996.

      The Company's variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer
                                      2
in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $47,000 in 1996.

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

      For the years ended September 30, 1996, 1995 and 1994, the Company's yields on average invested assets were 7.40%, 7.59% and 6.54%, respectively, before net realized investment gains and losses, and it realized net investment spreads of 2.08%, 2.70% and 2.24%, respectively, on average invested assets.
At September 30, 1996, the weighted average life of the Company's investments was approximately 4.3 years and the duration was approximately 2.3. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

      The following table summarizes the Company's investment portfolio at September 30, 1996:

                           SUMMARY OF INVESTMENTS
                                                                     Percent
                                                   Amortized              of
                                                        cost       portfolio
                                                ------------       ---------
                                                        (In thousands)
Fixed maturities:
 Cash and short-term investments                $      6,707             4.4 %
 U.S. Government securities                            9,631             6.2
 Mortgage-backed securities                           75,846            49.4
 Other bonds and notes                                61,431            40.0
                                                ------------       ---------

Total investments                               $    153,615          100.00 %
                                                ============       =========

      All of the Bond Portfolio at September 30, 1996 was rated by Standard &
Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps
Credit Rating Co. ("D&P"), Fitch Investor Services, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately $137.0 million (at amortized cost) of the Bond Portfolio was rated investment grade by one or more of these agencies or by the Company or the NAIC, including $85.5 million of U.S. Government/agency securities and mortgage-backed securities ("MBSs").

      At September 30, 1996, the Bond Portfolio included $9.9 million (fair value, $10.4 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 4.2% of the Company's total assets and 6.4% of its invested assets.

      At September 30, 1996, the amortized cost of all investments in default as to the payment of principal or interest totaled $0.2 million (fair value, $0.2 million), which constituted 0.1% of total invested assets at amortized cost.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

REGULATION

      The Company is subject to regulation and supervision by the states of New
York and Nebraska and their insurance departments. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

COMPETITION

      The business conducted by the Company is highly competitive. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 97% of total net premiums written. Net annuity premiums written among the top 100 companies range from less than $200 million to more than $9 billion annually. The Company itself is not among the largest writers of annuities; however, the combined SunAmerica life companies rank in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products such as annuities include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

ITEM 2.  PROPERTIES

      The Company's principal office is in leased premises at 733 Third Avenue, New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles, California and Torrance, California, which are utilized for certain policy administration, recordkeeping and data processing functions.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Company is involved in various kinds of litigation common to its business. When the Company becomes involved in litigation, cases are typically in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation would be adequate and any further liabilities and costs would not have a material adverse impact upon the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fiscal year 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial
Condition and Results of Operations, both of which are included elsewhere herein.

                                                                    Years ended September 30,
                                                 --------------------------------------------
                                                     1996     1995     1994     1993     1992
                                                  -------  -------  -------  -------  -------
                                                              (In thousands)
RESULTS OF OPERATIONS

Net investment income                             $ 2,798  $ 2,784  $ 1,892  $ 1,161  $ 2,368
Net realized investment gains (losses)               (539)  (1,348)     445    1,932    3,489
Variable annuity fee income                           690      412      382      240       40
General and administrative expenses                (1,404)  (1,088)  (1,040)  (1,066)  (1,224)
Amortization of deferred
  acquisition costs                                  (500)    (300)     ---     (220)  (2,356)
Other income and expenses, net                        126      245       58     (342)     561
                                                  -------  -------  -------  -------  -------

Pretax income                                       1,171      705    1,737    1,705    2,878
Income tax expense                                   (448)    (182)    (655)    (829)  (1,210)
                                                  -------  -------  -------  -------  -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES                      723      523    1,082      876    1,668

Cumulative effect of change in accounting
  for income taxes                                    ---      ---     (725)     ---      ---
                                                  -------  -------  -------  -------  -------
NET INCOME                                        $   723  $   523  $   357  $   876  $ 1,668
                                                  =======  =======  =======  =======  =======














                                               7




ITEM 6.   SELECTED FINANCIAL DATA (continued)
                                                                              At September 30,
                                           ---------------------------------------------------
                                                1996       1995      1994       1993      1992
                                           ---------  --------- ---------  --------- ---------
                                                            (In thousands)
FINANCIAL POSITION

Investments                                $ 153,237  $ 121,218 $  78,928  $  85,130 $ 111,353
Variable annuity assets                       68,901     32,760    26,390     24,695     8,836
Deferred acquisition costs                    12,127      6,491     5,651      2,540     1,297
Deferred income taxes                            ---        ---       886      1,031       835
Other assets                                   2,603      2,688     2,282      3,876     1,527
                                           ---------  --------- ---------  --------- ---------

TOTAL ASSETS                               $ 236,868  $ 163,157 $ 114,137  $ 117,272 $ 123,848
                                           =========  ========= =========  ========= =========


Reserves for fixed annuity contracts       $ 140,613  $ 106,332 $  66,881  $  68,228 $  59,400
Variable annuity liabilities                  68,901     32,760    26,390     24,695     8,836
Other reserves, payables and accrued
  liabilities                                  2,784      2,003     1,051      1,220    34,690
Deferred income taxes                          1,350        244       ---        ---       ---
Shareholder's equity                          23,220     21,818    19,815     23,129    20,922
                                           ---------  --------- ---------  --------- ---------

TOTAL LIABILITIES AND SHAREHOLDER'S
  EQUITY                                   $ 236,868  $ 163,157 $ 114,137  $ 117,272 $ 123,848
                                           =========  ========= =========  ========= =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years in the period ended September 30, 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements contained in this report which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $0.7 million in 1996, compared with $0.5 million in 1995 and $1.1 million in 1994. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $0.7 million. Accordingly, net income amounted to $0.4 million in 1994.

      PRETAX INCOME totaled $1.2 million in 1996, $0.7 million in 1995 and $1.7 million in 1994. The $0.5 million increase in 1996 over 1995 primarily resulted from a decline in net realized investment losses, partially offset by increased general and administrative expenses. The $1.0 million decline in 1995 over 1994 primarily resulted from net realized investment losses incurred, partially offset by an increase in net investment income.


      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $2.8 million in each of 1996 and 1995, compared with $1.9 million in 1994. These amounts represent 2.08% on average invested assets (computed on a daily basis) of $134.5 million in 1996, 2.70% on average invested assets of $103.2 million in 1995 and 2.24% on average invested assets of $84.5 million in 1994.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $13.8 million in 1996, $17.6 million in 1995 and $17.4 million in 1994. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.47% in 1996, 1.69% in 1995 and 1.13% in 1994.

      Investment income and the related yield on average invested assets totaled $10.0 million and 7.40% in 1996, compared with $7.8 million and 7.59% in 1995 and $5.5 million and 6.54% in 1994. Investment income increased primarily as a result of higher levels of average invested assets, offset in 1996 by a slight decline in portfolio yields. The higher yield in 1995 reflected the effects of both higher short-term interest rates and extension fee income earned on certain bonds.

      Total interest expense aggregated $7.2 million in 1996, $5.0 million in 1995 and $3.6 million in 1994. The average rate paid on fixed annuity contracts was 5.93% in 1996, 5.90% in 1995 and 5.41% in 1994. Fixed annuity contracts averaged $120.6 million in 1996, $85.5 million in 1995 and $67.2 million in 1994. The increase in the average rate paid on fixed annuities during 1996 and 1995 from that paid during 1994 primarily resulted from increased average crediting rates on the Company's new fixed annuity contracts relative to those issued in 1994 to maintain a generally competitive market rate in a higher interest rate environment.

      The growth in average invested assets since 1994 reflects sales of the Company's fixed-rate products (including the fixed accounts of variable annuity products). Fixed annuity premiums totaled $45.4 million in 1996, $51.7 million in 1995 and $7.8 million in 1994. These premiums include premiums for the fixed accounts of variable annuities totaling $41.2 million, $2.9 million and $0.5 million, respectively. The increased premiums for the fixed accounts of variable annuities in 1996 resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris variable annuity product.

      NET REALIZED INVESTMENT LOSSES totaled $0.5 million in 1996 and $1.3 million in 1995, compared to net realized investment gains of $0.4 million in 1994, and represent 0.40%, 1.31% and 0.53%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $0.1 million in 1996, which were applied to defaulted bonds. Therefore, net losses
from sales of investments totaled $0.4 million in 1996.   There were no
impairment writedowns for 1995 and 1994.

      Net losses from sales of investments in 1996 include $0.3 million of net losses realized on $80.0 million of sales of bonds. Net losses on sales of investments in 1995 include $1.2 million of net losses realized on $46.3 million of sales of mortgage-backed securities ("MBSs"). Net gains on sales of investments in 1994 were also related to sales of MBSs. Sales of investments are generally made to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $0.7 million in 1996 and $0.4 million in both 1995 and 1994. The increase in variable annuity fees in 1996 reflects the growth in average variable annuity assets, principally due to the receipt of variable annuity premiums and increased market values, partially offset by surrenders. Variable annuity assets averaged $46.2 million during 1996, $27.8 million during 1995 and $26.1 million during 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $28.6 million in 1996, $5.9 million in 1995 and $5.7 million in 1994. The increase in premiums in 1996 was due to the introduction of two new products during March and December 1995. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $221,000 in 1996, $194,000 in 1995 and $367,000 in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $12.7 million in 1996, $17.7 million in 1995 and $12.9 million in 1994. These payments represent 8.1%, 16.9% and 15.0%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $2.8 million in 1996, $3.6 million in 1995 and $2.4 million in 1994, and represent 6.2%, 12.9% and 9.3%, respectively, of average variable annuity liabilities. Variable annuity withdrawal rates declined in 1996 principally as a result of significant growth in the variable annuity separate accounts, while the increase in 1995 was primarily due to the maturing of an older block of business. Fixed annuity surrenders totaled $9.9 million in 1996, $14.1 million in 1995 and $10.5 million in 1994. Fixed annuity surrenders decreased in 1996 primarily due to unusually high surrenders in 1995, which resulted from a block of policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will stabilize for the foreseeable future at moderately higher levels than the current rates.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.4 million in 1996, compared with $1.1 million in 1995 and $1.0 million in 1994. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased to $0.5 million in 1996 from $0.3 million in 1995. There was no amortization in 1994. These increases in amortization were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $19,000 in 1996, $33,000 in 1995 and

$30,000 in 1994. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $0.4 million in 1996, $0.2 million in 1995 and $0.7 million in 1994, representing effective tax rates of 38% in 1996, 26% in 1995 and 38% in 1994. The lower tax rate in 1995 reflects a prior period state income tax benefit.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $1.4 million to $23.2 million at September 30, 1996 from $21.8 million at September 30, 1995, primarily as a result of the $0.7 million of net income recorded and a $0.7 million reduction of net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

      TOTAL ASSETS increased by $73.7 million to $236.9 million at September 30, 1996 from $163.2 million at September 30, 1995, principally due to a $36.1 million increase in the separate accounts for variable annuities and a $32.0 million increase in invested assets.

      INVESTED ASSETS at year end totaled $153.2 million in 1996, compared with $121.2 million in 1995. This $32.0 million increase primarily resulted from sales of the fixed accounts of variable annuities.

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

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $0.5 million at September 30, 1996, compared with $1.5 million at September 30, 1995 (including net unrealized losses of $1.4 million on the portion of the portfolio that was designated as available for sale at September 30, 1995). The net decrease in unrealized losses on the Bond Portfolio since September 30, 1995 principally reflects improvement in the fair value of certain segments of the Bond Portfolio since September 30, 1995 despite the higher relative prevailing interest rates at September 30, 1996.

      All of the Bond Portfolio at September 30, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately $137.0 million of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $85.5 million of U.S. government/agency securities and MBSs.
                                     12

      At September 30, 1996, the Bond Portfolio included $9.9 million (fair value, $10.4 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 4.2% of the Company's total assets and 6.4% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1996.

      The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1996.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)

                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [D&P]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)           cost           value         (2)       cost          value        cost    assets(3)       value
----------------       -----------   ----------  ---------- ----------   ------------  ----------   ---------- -----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  113,246   $  112,839       1     $    3,404   $    3,404   $  116,650     75.94%   $  116,243
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           17,176       16,572       2          3,187        3,178       20,363     13.26        19,750
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}              1,810        1,974       3              0            0        1,810      1.18         1,974
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}                6,817        7,108       4          1,088        1,176        7,905      5.15         8,284
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                180          150       5              0            0          180      0.12           150
C1 to D
  [DD]
  {D}                           0            0       6              0            0            0      0.00             0
                       ----------   ----------             ----------   ----------   ----------              ----------
Total rated issues     $  139,229   $  138,643             $    7,679   $    7,758   $  146,908              $  146,401
                       ==========   ==========             ==========   ==========   ==========              ==========


Footnotes appear on the following page.

                                                           14

      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage
persistency.   Approximately 96% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At September 30, 1996, the weighted average life of the Company's investments was approximately 4.3 years and the duration was approximately 2.3.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.2 million (fair value, $0.2 million) of bonds and notes at September 30, 1996 and constituted 0.1% of total invested assets at amortized cost. At September 30, 1995, the defaulted investments totaled $0.7 million (fair value, $0.5 million), which constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1996, approximately $81.0 million of the Company's Bond Portfolio had an aggregate unrealized gain of $1.3 million, while approximately $65.9 million of the Bond Portfolio had an aggregate unrealized loss of $1.8 million. In addition, the Company's investment portfolio currently provides approximately $1.7 million of monthly cash flow from scheduled principal and interest payments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of First SunAmerica Life Insurance
Company (the "Company") as of December 20, 1996 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

                                                            Other Positions and
                                                Year          Other Business
                           Present              Assumed     Experience Within
    Name              Age  Position(s)          Position(s)    Last Five Years**    From-To
-------------         ---  -----------          ----------- -----------------       -------
Eli Broad*            63   Chairman, Chief      1994        Cofounded SunAmerica
                           Executive Officer                Inc. ("SAI") in 1957
                           and President of
                           the Company
                           Chairman, Chief      1986
                           Executive Officer
                           and President of
                           SAI

Joseph M. Tumbler*    48   Executive Vice       1996        President and Chief     1989-1995
                           President of the                 Executive Officer,
                           Company                          Providian Capital
                           Vice Chairman of                 Management
                           SAI


Jay S. Wintrob*       39   Executive Vice       1991        (Joined SAI in 1987)
                           President of the
                           Company
                           Vice Chairman of     1995
                           SAI

James R. Belardi*     39   Senior Vice          1992        Vice President and      1989-1992
                           President of the                 Treasurer (Joined SAI
                           Company                          in 1986)
                           Executive Vice       1995
                           President of SAI

Jana Waring Greer*    44   Senior Vice          1991        (Joined SAI in 1974)
                           President of the
                           Company and SAI

Peter McMillan, III*  39   Executive Vice       1994        Senior Vice President,  1989-1994
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


                                                           Other Positions and
                                               Year        Other Business
                           Present             Assumed     Experience Within
    Name              Age  Position(s)         Position(s) Last Five Years**        From-To
-------------         ---  -----------         ----------- -----------------        -------
Scott L. Robinson*    50   Senior Vice         1991        (Joined SAI in 1978)
                           President and
                           Treasurer of
                           the Company
                           Senior Vice
                           President and
                           Controller of SAI

James W. Rowan*       34   Senior Vice         1996        Vice President           1993-1995
                           President                       Assistant to the              1992
                           of the Company                  Chairman
                           and SAI                         Senior Vice President,   1986-1992
                                                           Security Pacific Corp.

Lorin M. Fife*        43   Senior Vice         1994        Vice President and       1994-1995
                           President,                      General Counsel-
                           General Counsel                 Regulatory Affairs
                           and Assistant                   of SAI
                           Secretary of the                Vice President and       1989-1994
                           Company                         Associate General
                           Senior Vice         1995        Counsel of SAI
                           President and                   (Joined SAI in 1989)
                           General Counsel-
                           Regulatory Affairs
                           of SAI

Susan L. Harris*      39   Senior Vice         1994        Vice President,          1994-1995
                           President and                   General Counsel-
                           Secretary of the                Corporate Affairs
                           Company                         and Secretary of SAI
                           Senior Vice         1995        Vice President,          1989-1994
                           President and                   Associate General
                           General Counsel-                Counsel and Secretary
                           Corporate Affairs               of SAI (Joined SAI in
                           and Secretary of                1985)
                           SAI

N. Scott Gillis       43   Senior Vice         1994        Vice President and       1989-1994
                           President and                   Controller, SunAmerica
                           Controller of the               Life Companies
                           Company                         (Joined SAI in 1985)

Edwin R. Reoliquio    39   Senior Vice         1995        Vice President and       1990-1995
                           President and                   Actuary, SunAmerica
                           Chief Actuary                   Life Companies
                           of the Company

--------------------------------------
*   Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                              19


















































                                                           Other Positions and
                                             Year            Other Business
                           Present           Assumed       Experience Within
    Name              Age  Position(s)       Position(s)   Last Five Years**        From-To
-------------         ---  -----------       -----------   -----------------        -------
Victor E. Akin        32   Senior Vice       1996          Vice President,          1995-1996
                           President of                    SunAmerica Life
                           the Company                     Companies (SLC)
                                                           Director, SLC            1994-1995
                                                           Manager, SLC             1993-1994
                                                           Actuary, Milliman        1992-1993
                                                           and Robertson
                                                           Consultant, Chalke       1991-1992
                                                           Inc.



David W. Ferguson     43   Director          1987          Partner, Davis Polk      1980 to
                                                           & Wardwell               present

Thomas A. Harnett     72   Director          1987          Partner, Lane &          1989 to
                                                           Mitterdorf, LLP          present

Margery K. Neale      37   Director          1996          Partner, Shereff,        1990 to
                                                           Friedman,    Hoffman     present
                                                           & Goodman, LLP

Lester Pollack        63   Director          1987          Chief Executive          1986 to
                                                           Officer, Centre          present
                                                           Partners, L.P.
                                                           General Partner,         1986 to
                                                           Lazard Freres & Co.      present
                                                           Senior Managing          1988 to
                                                           Director, Corporate      present
                                                           Partners, L.P.

Richard D. Rohr       70   Director          1987          Partner, Bodman,         1958 to
                                                           Longley & Dahling        present



--------------------------------------
*   Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                              20

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

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities in the Company during 1996:

      Name of Individual or             Capacities In Which      Allocated Cash
            Number in Group                          Served        Compensation
      ---------------------       -------------------------      --------------
      Eli Broad                   Chairman, Chief Executive             $10,380
                                   Officer and President
      Joseph M. Tumbler           Executive Vice President                6,488
      Jay S. Wintrob              Executive Vice President                6,488
      James R. Belardi            Senior Vice President                   2,955
      Jana Waring Greer           Senior Vice President                   7,342

      All Executive Officers as
        a Group (12)                                                    $49,731
                                                                      =========

      Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly-owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1996, Mr. Broad was the beneficial owner of 5,930,156 shares of Common Stock (approximately 5.3% of the class outstanding) and 9,160,294 shares of Class B Common Stock (approximately 84.4% of the class outstanding). Of the Common Stock, 715,872 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 3,605,700 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 28, 1997 and as to which he has no voting or investment power. Of the Class B Stock, 8,456,140 shares are held directly by Mr. Broad and 704,154 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At November 30, 1996, all directors and officers as a group beneficially owned 9,197,722 shares of Common Stock (approximately 8.1% of the class outstanding) and 9,160,294 shares of Class B Common Stock (approximately 84.4% of the class outstanding).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

                                   PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

      Reference is made to the index set forth on page F-1 of this report.


Exhibits

Exhibit
      No                                   Description
-------
  3(a)      Declaration of Intent and Charter, dated November, 1978, is incorporated herein by reference to Exhibit 3(a) of the Company's annual report on Form 10-K, dated December 8, 1995.
  3(b)      Certificate of Amendment of Charter, dated February 1, 1988, is incorporated herein by reference to Exhibit 3(a) of the Company's annual report on Form 10-K, dated December 8, 1995.
  3(c)      Certificate of Amendment of Charter, dated January 26, 1989, is incorporated herein by reference to Exhibit 3(a) of the Company's annual report on Form 10-K, dated December 8, 1995.
  3(d)      Certificate of Amendment of Charter, dated March 1, 1989, is incorporated herein by reference to Exhibit 3(a) of the Company's annual report on Form 10-K, dated December 8, 1995.
  3(e)      Certificate of Amendment of Charter, dated January 1, 1996, is incorporated herein by reference to Exhibit 3(a) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.
  3(f)      Bylaws, dated December 20, 1978, are incorporated herein by reference to Exhibit 3(e) of the Company's annual report on Form
            10-K, dated December 8, 1995.
  3(g)      Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company's quarterly report on Form
            10-Q for the quarter ended March 31, 1996, dated May 14, 1996.
 27         Financial Data Schedule


Reports on Form 8-K

No current report on Form 8-K was filed during the three months ended September 30, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST SUNAMERICA LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
                              Senior Vice President, Treasurer and Director
December 20, 1996

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                             Date
            ---------               -----                             ----
/s/   ELI BROAD                     Chairman, Chief Executive         December 20, 1996
------------------------------      Officer and President             -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President,            December 20 , 1996
------------------------------      Treasurer and Director            -----------------
      Scott L. Robinson             (Principal Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and         December 20, 1996
------------------------------      Controller (Principal             -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JOSEPH M. TUMBLER             Executive Vice President          December 20, 1996
------------------------------      and Director                      -----------------
      Joseph M. Tumbler

/s/   JAY S. WINTROB                Executive Vice President          December 20, 1996
------------------------------      and Director                      -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President             December 20, 1996
------------------------------      and Director                      -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,            December 20, 1996
------------------------------      General Counsel, Assistant        -----------------
      Lorin M. Fife                 Secretary and Director

/s/   JANA W. GREER                 Senior Vice President             December 20, 1996
------------------------------      and Director                      -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,            December 20, 1996
------------------------------      Secretary and Director            -----------------
      Susan L. Harris

/s/   JAMES W. ROWAN                Senior Vice President             December 20, 1996
------------------------------      and director                      -----------------
      James W. Rowan



























































            Signature               Title                          Date
            ---------               -----                          ----
/s/   EDWIN R. REOLIQUIO            Senior Vice President          December 20, 1996
------------------------------      and Chief Actuary              -----------------
      Edwin R. Reoliquio

/s/   PETER McMILLAN                Director                       December 20, 1996
------------------------------                                     -----------------
      Peter McMillan

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        INDEX TO FINANCIAL STATEMENTS


                                                                Page(s)
                                                                -------

Report of Independent Accountants                                 F-2

Balance Sheet as of September 30, 1996 and 1995                   F-3

Income Statement for the years ended
      September 30, 1996, 1995 and 1994                           F-4

Statement of Cash Flows for the years ended
      September 30, 1996, 1995 and 1994                           F-5 through
                                                                  F-6

Notes to Financial Statements                                     F-7 through
                                                                  F-22

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholder of First SunAmerica Life Insurance Company


In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.


Price Waterhouse LLP
Los Angeles, California
November 8, 1996

                          FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                       BALANCE SHEET
                                                                          September 30,
                                                         ------------------------------
                                                                  1996             1995
                                                        --------------   --------------
ASSETS

Investments:
  Cash and short-term investments                        $   6,707,000    $   6,382,000
  Bonds and notes:
   Available for sale, at fair value
      (amortized cost:  1996, $146,908,000;
      1995, $109,217,000)                                  146,401,000      107,771,000
   Held for investment, at amortized cost
      (fair value:  1995, $2,289,000)                              ---        2,297,000
  Mortgage loans                                                   ---        4,733,000
  Common stocks, at fair value
   (cost:  1996, $0; 1995, $112,000)                           129,000           35,000
                                                         -------------    -------------
  Total investments                                        153,237,000      121,218,000

Variable annuity assets                                     68,901,000       32,760,000
Receivable from brokers for sales of securities                    ---          815,000
Accrued investment income                                    1,462,000          928,000
Deferred acquisition costs                                  12,127,000        6,491,000
Income taxes currently receivable                              299,000              ---
Other assets                                                   842,000          945,000
                                                         -------------    -------------
TOTAL ASSETS                                             $ 236,868,000    $ 163,157,000
                                                         =============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                   $ 140,613,000    $ 106,332,000
  Payable to brokers for purchases of securities             1,939,000              ---
  Income taxes currently payable                                   ---           23,000
  Other liabilities                                            845,000        1,980,000
                                                         -------------    -------------
  Total reserves, payables and
    accrued liabilities                                    143,397,000      108,335,000
                                                         -------------    -------------
Variable annuity liabilities                                68,901,000       32,760,000
                                                         -------------    -------------
Deferred income taxes                                        1,350,000          244,000
                                                         -------------    -------------
Shareholder's equity:
  Common Stock                                               3,000,000        3,000,000
  Additional paid-in capital                                14,428,000       14,428,000
  Retained earnings                                          5,973,000        5,250,000
  Net unrealized losses on debt and
    equity securities available for sale                      (181,000)        (860,000)
                                                         -------------    -------------
  Total shareholder's equity                                23,220,000       21,818,000
                                                         -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $ 236,868,000    $ 163,157,000
                                                         =============    =============

                                  See accompanying notes

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                   INCOME STATEMENT

                                                          Years ended September 30,
                                  -------------------------------------------------
                                           1996              1995              1994
                                  -------------      ------------      ------------
Investment income                 $   9,957,000      $  7,834,000      $  5,527,000
                                  -------------      ------------      ------------
Interest expense on:
  Fixed annuity contracts            (7,155,000)       (5,042,000)       (3,635,000)
  Senior indebtedness                    (4,000)           (8,000)              ---
                                  -------------      ------------      ------------
Total interest expense               (7,159,000)       (5,050,000)       (3,635,000)
                                  -------------      ------------      ------------
NET INVESTMENT INCOME                 2,798,000         2,784,000         1,892,000
                                  -------------      ------------      ------------
NET REALIZED INVESTMENT
  GAINS (LOSSES)                       (539,000)       (1,348,000)          445,000
                                  -------------      ------------      ------------
VARIABLE ANNUITY FEE INCOME             690,000           412,000           382,000
                                  -------------      ------------      ------------
Other income and expenses:
  Surrender charges                     221,000           194,000           367,000
  General and administrative
    expenses                         (1,404,000)       (1,088,000)       (1,040,000)
  Amortization of deferred
    acquisition costs                  (500,000)         (300,000)              ---
  Annual commissions                    (19,000)          (33,000)          (30,000)
    Other, net                          (76,000)           84,000          (279,000)
                                   ------------       -----------      ------------
TOTAL OTHER INCOME AND EXPENSES      (1,778,000)       (1,143,000)         (982,000)
                                   ------------       -----------      ------------
PRETAX INCOME                         1,171,000           705,000         1,737,000
Income tax expense                     (448,000)         (182,000)         (655,000)
                                   ------------       -----------      ------------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                          723,000           523,000         1,082,000

Cumulative effect of change in
  accounting for income taxes               ---               ---          (725,000)
                                   ------------      ------------      ------------
NET INCOME                         $    723,000      $    523,000      $    357,000
                                   ============      ============      ============




                                See accompanying notes

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                STATEMENT OF CASH FLOWS
                                                          Years ended September 30,
                                           ----------------------------------------
                                                   1996          1995          1994
                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $    723,000  $    523,000  $    357,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Interest credited to fixed annuity
      contracts                               7,155,000     5,042,000     3,635,000
    Net realized investment (gains)
      losses                                    539,000     1,348,000      (445,000)
    Accretion of net discounts on
      investments                              (343,000)     (394,000)      (24,000)
    Amortization of goodwill                     58,000        58,000        58,000
    Provision for deferred income taxes         740,000       333,000     1,388,000
    Cumulative effect of change in
      accounting for income taxes                   ---           ---       725,000
Change in:
  Deferred acquisition costs                 (5,736,000)   (2,740,000)   (1,011,000)
  Income taxes receivable/payable              (322,000)     (418,000)     (555,000)
Other, net                                     (254,000)     (323,000)     (115,000)
                                           ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                    2,560,000     3,429,000     4,013,000
                                           ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                        (124,681,000) (125,130,000)  (68,582,000)
    Common stock                                    ---      (112,000)          ---
  Sales of bonds and notes                   80,440,000    55,553,000    50,708,000
  Redemptions and maturities of:
    Bonds and notes                          11,514,000    21,369,000     5,791,000
    Mortgage loans                            4,736,000        35,000        31,000
                                           ------------  ------------  ------------
Net cash used by investing activities       (27,991,000)  (48,285,000)  (12,052,000)
                                           ------------  ------------  ------------

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          STATEMENT OF CASH FLOWS (Continued)
                                                           Years ended September 30,
                                              --------------------------------------
                                                      1996        1995          1994
                                              ------------ -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 45,417,000 $51,681,000  $  7,840,000
  Net exchanges to (from) the fixed
    accounts of variable annuity contracts      (4,719,000)    (87,000)      572,000
  Withdrawal payments on fixed annuity
    contracts                                   (9,850,000)(14,131,000)  (10,504,000)
  Claims and annuity payments on fixed
    annuity contracts                           (3,752,000) (2,974,000)   (3,194,000)
  Net receipts from (repayments of)
    other short-term financings                 (1,340,000)  1,964,000      (145,000)
                                              ------------ -----------  ------------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                    25,756,000  36,453,000    (5,431,000)
                                              ------------ -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                           325,000  (8,403,000)  (13,470,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,382,000  14,785,000    28,255,000
                                              ------------ -----------  ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  6,707,000 $ 6,382,000  $ 14,785,000
                                              ============ ===========  ============

Supplemental cash flow information:

  Interest paid on indebtedness                $     4,000 $     8,000  $        ---
                                              ============ ===========  ============
  Net income taxes paid (recovered)            $    30,000 $   254,000  $   (178,000)
                                              ============ ===========  ============





                                See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      First SunAmerica Life Insurance Company (The "Company") is a New York - domiciled life insurance company engaged primarily in the business of writing fixed and variable annuity contracts in the state of New York.

      The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest; strengths, weaknesses and volatility of equity markets; and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risks. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company, an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

      RECENTLY ISSUED ACCOUNTING STANDARDS: Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded on October 1, 1993 to increase the liability for Deferred Income Taxes by $725,000.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

      Bonds and notes available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity. Bonds and notes held for investment (the "Held for Investment Portfolio") are carried at amortized cost. On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds and notes as held for investment. This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $2,296,000 and its fair value was $2,352,000. Upon reclassification, the resulting net unrealized gain of $56,000 was credited to Net Unrealized Losses on Debt and Equity Securities Available for Sale in the shareholder's equity section of the balance sheet.

      Bonds and notes are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been increased by $100,000 at September 30, 1996, and by $200,000 at September 30, 1995 for this adjustment.

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fee Income in the income statement.

      GOODWILL: Goodwill, amounting to $821,000 at September 30, 1996, is amortized by using the straight-line method over a period of 25 years and is included in Other Assets in the balance sheet.

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

      VARIABLE ANNUITY FEE INCOME: Variable annuity fees are recorded in income as earned.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.    INVESTMENTS

      The amortized cost and estimated fair value of bonds and notes available for sale and held for investment by major category follow:

                                                                   Estimated
                                                  Amortized             fair
                                                       cost            value
                                              -------------    -------------

      AT SEPTEMBER 30, 1996:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                        $   9,631,000    $   9,562,000
        Mortgage-backed securities               75,846,000       75,607,000
        Securities of public utilities            1,032,000          971,000
        Corporate bonds and notes                41,545,000       41,722,000
        Other debt securities                    18,854,000       18,539,000
                                              -------------    -------------
        Total available for sale              $ 146,908,000    $ 146,401,000
                                              =============    =============

      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
            Government                        $  37,693,000    $  37,759,000
        Mortgage-backed securities               60,558,000       60,367,000
        Corporate bonds and notes                10,966,000        9,645,000
                                              -------------    -------------
        Total available for sale              $ 109,217,000    $ 107,771,000
                                              =============    =============
      HELD FOR INVESTMENT:
        Securities of the United States
            Government                        $   2,297,000    $   2,289,000
                                              =============    =============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.    INVESTMENTS (continued)

      The amortized cost and estimated fair value of bonds and notes available for sale by contractual maturity, as of September 30, 1996, follow:

                                                                   Estimated
                                                   Amortized            fair
                                                        cost           value
                                               -------------   -------------
      AVAILABLE FOR SALE:
        Due in one year or less                $         ---   $         ---
        Due after one year through five years      5,660,000       5,687,000
        Due after five years through ten years    35,833,000      35,841,000
        Due after ten years                       29,569,000      29,266,000
        Mortgage-backed securities                75,846,000      75,607,000
                                               -------------   -------------
        Total available for sale               $ 146,908,000   $ 146,401,000
                                               =============   =============



      Actual maturities of bonds and notes will differ from those shown above due to prepayments and redemptions.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.    INVESTMENTS (continued)

      Gross unrealized gains and losses on bonds and notes available for sale and held for investment by major category follow:

                                                       Gross           Gross
                                                  unrealized      unrealized
                                                       gains          losses
                                                 -----------    ------------
      AT SEPTEMBER 30, 1996:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                             $    55,000    $   (124,000)
        Mortgage-backed securities                   515,000        (754,000)
        Securities of public utilities                   ---         (61,000)
        Corporate bonds and notes                    749,000        (572,000)
        Other debt securities                          3,000        (318,000)
                                                 -----------    ------------
        Total available for sale                 $ 1,322,000    $ (1,829,000)
                                                 ===========    ============

      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                             $   263,000    $   (197,000)
        Mortgage-backed securities                   257,000        (448,000)
        Corporate bonds and notes                    102,000      (1,423,000)
                                                 -----------    ------------
        Total available for sale                 $   622,000    $ (2,068,000)
                                                 ===========    ============
      HELD FOR INVESTMENT:
        Securities of the United States
          Government                             $    22,000    $    (30,000)
                                                 ===========    ============

      At September 30, 1996, gross unrealized gains on equity securities aggregated $129,000 and there were no unrealized losses. At September 30, 1995, gross unrealized gains aggregated $35,000 and gross unrealized losses on equity securities aggregated $112,000.


                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)
3.    INVESTMENTS (continued)

      Gross realized investment gains and losses on sales of all types of investments are as follows:
                                                   Years ended September 30,
                                      --------------------------------------
                                              1996         1995         1994
                                       -----------  -----------  -----------
      BONDS AND NOTES AVAILABLE
       FOR SALE:
        Realized gains                 $ 1,039,000  $   423,000  $   644,000
        Realized losses                 (1,295,000)  (1,771,000)    (199,000)

      EQUITIES:
        Realized losses                   (112,000)         ---          ---

      IMPAIRMENT WRITEDOWNS               (171,000)         ---          ---
                                       -----------  -----------  -----------
        Total net realized
          investment gains/losses      $  (539,000) $(1,348,000) $   445,000
                                       ===========  ===========  ===========


      The sources and related amounts of investment income are as follows:

                                                   Years ended September 30,
                                      --------------------------------------
                                              1996         1995         1994
                                       ----------- ------------  -----------
      Short-term investments           $   390,000 $  1,045,000  $   685,000
      Bonds and notes                    9,186,000    6,291,000    4,341,000
      Mortgage loans                       381,000      498,000      501,000
                                       ----------- ------------  -----------

         Total investment income       $ 9,957,000 $  7,834,000  $ 5,527,000
                                       =========== ============  ===========

      Expenses incurred to manage the investment portfolio amounted to $121,000 for the year ended September 30, 1996, $125,000 for the year ended
      September 30, 1995, and $102,000 for the year ended September 30, 1994 and are included in General and Administrative Expenses in the income statement.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.    INVESTMENTS (continued)

      The carrying values of investments in any one entity or its affiliates exceeding 10% of the Company's shareholder's equity at September 30, 1996 are as follows:


      Bonds and notes:
        Lockheed Martin Corp.                                    $ 4,063,000
        Nabisco Inc.                                               3,901,000
        PacificCorp                                                3,021,000
                                                                 ===========

      At September 30, 1996, bonds and notes included $9,895,000 (fair value, $10,408,000) of bonds and notes not rated investment grade either Standard & Poor's Corporation, Moody's Investors Service, Duff and Phelps Credit Rating Co., Fitch Investor Service, Inc. or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment-grade assets at September 30, 1996.

      At September 30, 1996, the amortized cost of investments in default as to the payment of principal or interest was $180,000 and the fair value was $150,000, all of which are unsecured non-investment-grade bonds.

      At September 30, 1996, $408,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including equity investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Selling expenses and potential taxes are not included. The estimated fair value amounts were determined using available market information, current pricing information and various valuation methodologies. If quoted market prices were not

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the financial instruments could be exchanged for in a current or future market transaction.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      CASH AND SHORT-TERM INVESTMENTS: Carrying value is considered to be a reasonable estimate of fair value.

      BONDS AND NOTES: Fair value is based principally on independent pricing services, broker quotes and other independent information.

      MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

      VARIABLE ANNUITY ASSETS: Variable annuity assets are carried at the market value of the underlying securities.

      RECEIVABLE FROM (PAYABLE TO) BROKERS FOR SALES (PURCHASES) OF SECURITIES:
      Such obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

      RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

      VARIABLE ANNUITY LIABILITIES: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.


                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


 4.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at
      September 30, 1996 and 1995, compared with their respective carrying values, are as follows:
                                                   Carrying               Fair
                                                      value              value
                                               ------------      -------------
      1996:

      ASSETS:
            Cash and short-term investments    $  6,707,000      $   6,707,000
            Bonds and notes                     146,401,000        146,401,000
            Variable annuity assets              68,901,000         68,901,000

      LIABILITIES:
            Reserves for fixed annuity
             contracts                          140,613,000        134,479,000
            Payable to brokers for purchases
             of securities                        1,939,000          1,939,000
            Variable annuity liabilities         68,901,000         65,546,000
                                               ============      =============
      1995:

      ASSETS:
            Cash and short-term investments    $  6,382,000      $   6,382,000
            Bonds and notes                     110,068,000        110,060,000
            Mortgage loans                        4,733,000          4,733,000
            Receivable from brokers for
             sales of securities                    815,000            815,000
            Variable annuity assets              32,760,000         32,760,000

      LIABILITIES:
            Reserves for fixed annuity
             contracts                          106,332,000        102,782,000
            Variable annuity liabilities         32,760,000         31,740,000
                                               ============      =============

5.    CONTINGENT LIABILITIES

      From time to time, the Company is involved in various kinds of litigation common to its business. When the Company becomes involved in litigation, cases are typically in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation would be adequate and any further liabilities and costs would not have a material adverse impact upon the Company's financial position or results of operations.












                                     F-17





                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


6.    SHAREHOLDER'S EQUITY

      The Company is authorized to issue 300 shares of its $10,000 par value
      Common Stock. At September 30, 1996, 1995 and 1994, 300 shares are outstanding.

      Changes in shareholder's equity are as follows:
                                                     Years ended September 30,
                                      ----------------------------------------
                                              1996         1995           1994
                                      ------------ ------------   ------------
      RETAINED EARNINGS:
        Beginning balance             $  5,250,000 $  4,727,000   $  4,370,000
        Net income                         723,000      523,000        357,000
                                      ------------ ------------   ------------
        Ending balance                $  5,973,000 $  5,250,000   $  4,727,000
                                      ============ ============   ============
      NET UNREALIZED LOSSES
       ON DEBT AND EQUITY SECURITIES
       AVAILABLE FOR SALE:
        Beginning balance             $   (860,000)$ (2,340,000)  $  1,331,000
        Change in net unrealized
          gains/losses on debt
          securities available
          for sale                         939,000    4,254,000     (7,621,000)
        Change in net unrealized
         gains/losses on equity
         securities available
         for sale                          206,000      (77,000)      (118,000)
        Change in adjustment to
          deferred acquisition costs      (100,000)  (1,900,000)     2,100,000
        Tax effect of net changes         (366,000)    (797,000)     1,968,000
                                      ------------ ------------   ------------
        Ending balance                $   (181,000)$   (860,000)  $ (2,340,000)
                                      ============ ============   ============

      For a life insurance company domiciled in the State of New York, no dividend may be distributed to any shareholder unless notice of the domestic insurer's intention to declare such dividend and the amount have been filed with the Superintendent of Insurance not less than 30 days in advance of such proposed declaration, or if the Superintendent disapproves the distribution of the dividend within the 30-day period. No dividends were paid in fiscal years 1996, 1995 or 1994.
                                     F-18










































                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


6.    SHAREHOLDER'S EQUITY (continued)

      Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended
      September 30, 1996 was $191,000. The statutory net loss for the year ended December 31, 1995 was $2,083,000 and the statutory net gain for the year ended December 31, 1994 was $726,000. The Company's statutory capital and surplus was $13,975,000 at September 30, 1996, $13,862,000 at December 31, 1995 and $16,122,000 at December 31, 1994.


7.    INCOME TAXES

      The components of the provisions for income taxes on pretax income consist of the following:
                                   Net realized
                                     investment
                                  gains (losses)   Operations          Total
                                 --------------  ------------  -------------
      1996:

      Currently payable          $     (121,000) $   (171,000) $    (292,000)
      Deferred                         (105,000)      845,000        740,000
                                 --------------  ------------  -------------
      Total income tax expense   $     (226,000) $    674,000  $     448,000
                                 ==============  ============  =============
      1995:

      Currently payable          $     (592,000) $    441,000  $    (151,000)
      Deferred                          (28,000)      361,000        333,000
                                 --------------  ------------  -------------
      Total income tax expense   $     (620,000) $    802,000  $     182,000
                                 ==============  ============  =============
      1994:

      Currently payable          $      121,000  $   (854,000) $    (733,000)
      Deferred                           65,000     1,323,000      1,388,000
                                 --------------  ------------  -------------
      Total income tax expense   $      186,000  $    469,000  $     655,000
                                 ==============  ============  =============

                                     F-19














































                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


7.    INCOME TAXES (continued)

      Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                   Years ended September 30,
                                            --------------------------------
                                                 1996       1995        1994
                                            ---------  ---------   ---------
      Amount computed at statutory rate     $ 410,000  $ 247,000   $ 608,000
      Increases (decreases) resulting from:
           Amortization of differences
             between book and tax bases of
             net assets acquired               20,000     20,000      10,000
           State income taxes, net
             of federal tax benefit            25,000    (86,000)     36,000
           Other, net                          (7,000)     1,000       1,000
                                            ---------  ---------   ---------
      Total income tax expense              $ 448,000  $ 182,000   $ 655,000
                                            =========  =========   =========




















                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


7.    INCOME TAXES (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
      The significant components of the liability for Deferred Income Taxes are as follows:

                                                               September 30,
                                               -----------------------------
                                                        1996            1995
                                               -------------   -------------

      Deferred tax liabilities:
      Investments                              $     225,000   $     142,000
      Deferred acquisition costs                   3,902,000       1,703,000
      Other liabilities                               84,000          66,000
                                               -------------   -------------
      Total deferred tax liabilities               4,211,000       1,911,000
                                               -------------   -------------

      Deferred tax assets:
      Contractholder reserves                     (2,582,000)      (1,125,000)
      State income taxes                             (79,000)        (79,000)
      Net unrealized losses on certain
          debt and equity securities                 (97,000)       (463,000)
      Other assets                                  (103,000)            ---
                                               -------------   -------------
      Total deferred tax assets                   (2,861,000)     (1,667,000)
                                               -------------   -------------

      Deferred income taxes                    $   1,350,000   $     244,000
                                               =============   =============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

8.    RELATED PARTY MATTERS

      The Company pays commissions to three affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp. and Royal Alliance Associates, Inc. These broker-dealers represent a significant portion of the Company's business, amounting to approximately 44.1%, 14.8% and 26.5% of premiums in 1996, 1995 and 1994, respectively. Commissions paid to these broker-dealers totaled $2,646,000 in 1996, $761,000 in 1995, and $326,000 in 1994.

      The Company paid occupancy and office services expenses to Royal Alliance Associates, Inc. totaling $15,000 for the year ended September 30, 1996, $113,000 for the year ended September 30, 1995 and $122,000 for the year ended September 30, 1994.

      The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies. Amounts paid for such services totaled $2,097,000 for the year ended September 30, 1996, $722,000 for the year ended September 30, 1995 and $706,000 for the year ended September 30, 1994.













                                   F-22

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                            LIST OF EXHIBITS FILED




Exhibit
  No.                       Description
-------                     -----------


27      Financial Data Schedule.