Form 10-Q
period 1996-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1997-02-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to


                      Commission File No.  33-5014


                   FIRST SUNAMERICA LIFE INSURANCE COMPANY


                 Incorporated in New York                   06-0992729
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
      The number of shares outstanding of the registrants common stock on February 14, 1997 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      December 31, 1996 and September 30, 1996                       3 - 4


      Income Statement (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                      5


      Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                  6 - 7


      Note to Financial Statements (Unaudited)                           8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 17


Part II - Other Information                                             18

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)

                                                 December 31,    September 30,
                                                         1996             1996
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $    1,628,000   $    6,707,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    December 1996, $170,153,000;
    September 1996, $146,908,000)                 170,735,000      146,401,000
  Common stocks, at fair value (cost:
    December 1996 and September 1996, $0)              29,000          129,000
                                               --------------   --------------
  Total investments                               172,392,000      153,237,000

Variable annuity assets                            85,426,000       68,901,000
Accrued investment income                           1,857,000        1,462,000
Deferred acquisition costs                         14,627,000       12,127,000
Income taxes currently receivable                     259,000          299,000
Other assets                                          840,000          842,000
                                               --------------   --------------
TOTAL ASSETS                                   $  275,401,000   $  236,868,000
                                               ==============   ==============
















                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)
                                                 December 31,    September 30,
                                                         1996             1996
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $  162,771,000   $  140,613,000
  Payable to brokers for purchases of
    securities                                         52,000        1,939,000
  Other liabilities                                 1,053,000          845,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                       163,876,000      143,397,000
                                               --------------   --------------
Variable annuity liabilities                       85,426,000       68,901,000
                                               --------------   --------------
Deferred income taxes                               1,902,000        1,350,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                       14,428,000       14,428,000
  Retained earnings                                 6,437,000        5,973,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale              332,000         (181,000)
                                               --------------   --------------
  Total shareholder's equity                       24,197,000       23,220,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $  275,401,000   $  236,868,000
                                               ==============   ==============












                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
                                  (Unaudited)

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                              1996              1995
                                                     -------------     -------------
        Investment income                            $   2,893,000     $   2,338,000

        Interest expense on fixed annuity contracts     (2,257,000)       (1,655,000)
                                                     -------------     -------------
        NET INVESTMENT INCOME                              636,000           683,000
                                                     -------------     -------------
        NET REALIZED INVESTMENT GAINS (LOSSES)             459,000          (631,000)
                                                     -------------     -------------
        VARIABLE ANNUITY FEE INCOME                        292,000           126,000
                                                     -------------     -------------
        Other income and expenses:
          Surrender charges                                 56,000            30,000
          General and administrative expenses             (319,000)         (387,000)
          Amortization of deferred acquisition
            costs                                         (302,000)         (126,000)
          Annual commissions                                (4,000)           (2,000)
          Other, net                                       (38,000)          (38,000)
                                                     -------------     -------------
        TOTAL OTHER INCOME AND EXPENSES                   (607,000)         (523,000)
                                                     -------------     -------------
        PRETAX INCOME (LOSS)                               780,000          (345,000)

        Income tax benefit (expense)                      (316,000)          128,000
                                                     -------------     -------------
        NET INCOME (LOSS)                            $     464,000     $    (217,000)
                                                     =============     =============










                                      See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                              Three Months Ended December 31,
                                              -------------------------------
                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $    464,000       $   (217,000)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to fixed annuity
      contracts                                  2,257,000          1,655,000
    Net realized investment (gains) losses        (459,000)           631,000
    Accretion of net discounts on
      investments                                  (55,000)          (127,000)
    Amortization of goodwill                        15,000             14,000
    Provision for deferred income taxes            276,000            126,000
Change in:
  Deferred acquisition costs                    (2,700,000)          (745,000)
  Income taxes receivable/payable                   40,000           (283,000)
Other, net                                        (192,000)          (159,000)
                                              ------------       ------------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                      (354,000)           895,000
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes                 (32,592,000)       (19,985,000)
  Sales of:
    Bonds and notes                              7,227,000         16,359,000
    Common stock                                   139,000                ---
  Redemptions and maturities of:
    Bonds and notes                                608,000          2,416,000
    Mortgage loans                                     ---              9,000
                                              ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES          (24,618,000)        (1,201,000)
                                              ------------       ------------









                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                              Three Months Ended December 31,
                                              -------------------------------
                                                      1996               1995
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 25,828,000       $  5,245,000
  Net exchanges from the fixed accounts
    of variable annuity contracts               (2,551,000)          (567,000)
  Withdrawal payments on fixed annuity
    contracts                                   (2,451,000)        (1,387,000)
  Claims and annuity payments on fixed
    annuity contracts                             (932,000)          (699,000)
  Net repayments of other short-term
    financings                                      (1,000)        (1,140,000)
                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       19,893,000          1,452,000
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                        (5,079,000)         1,146,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,707,000          6,382,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  1,628,000       $  7,528,000
                                              ============       ============

Supplemental cash flow information:

  Income taxes paid (recovered)               $        ---       $    (30,000)
                                              ============       ============












                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996 and September 30, 1996, and the results of its operations for the three months ended December 31, 1996 and 1995 and its cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1996, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended December 31, 1996 ("Fiscal 1997") and December 31, 1995 ("Fiscal 1996") follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $0.5 million in Fiscal 1997, compared with a net loss of $0.2 million in Fiscal 1996.

      PRETAX INCOME totaled $0.8 million in Fiscal 1997, compared with a pretax loss of $0.3 million in Fiscal 1996. This $1.1 million improvement primarily resulted from an increase in net realized investment gains and variable annuity fees, which were partially offset by increased amortization of deferred acquisition costs.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, totaled $0.6 million in Fiscal 1997, compared with $0.7 million in Fiscal 1996. These amounts represent 1.58% on average invested assets (computed on a daily basis) of $160.5 million in Fiscal 1997 and 2.19% on average invested assets of $124.6 million in Fiscal 1996.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $10.8 million in Fiscal 1997 and $15.6 million in Fiscal 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.18% in Fiscal 1997 and 1.43% in Fiscal 1996.

      Investment income and the related yields on average invested assets totaled $2.9 million or 7.21% in Fiscal 1997 and $2.3 million or 7.50% in Fiscal 1996. Investment income increased primarily as a result of higher levels of average invested assets, partially offset by a decline in portfolio yields. Investment yields were lower in Fiscal 1997 because of a generally declining interest rate environment since early 1995.

      Total interest expense aggregated $2.3 million in Fiscal 1997 and $1.7 million in Fiscal 1996. The average rate paid on fixed annuity contracts was 6.03% in Fiscal 1997 and 6.07% in Fiscal 1996. Fixed annuity contracts averaged $149.7 million in Fiscal 1997 and $109.1 million in Fiscal 1996.

      The growth in average invested assets in Fiscal 1997 reflects sales of the Company's fixed-rate products (including the fixed accounts of variable annuity products). Since December 31, 1995, fixed annuity premiums have aggregated $66.0 million. Fixed annuity premiums totaled $25.8 million in Fiscal 1997 and $5.2 million in Fiscal 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $25.7 million and $1.7 million, respectively. This increase in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris variable annuity product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently sign up for the option to dollar cost average into the variable fund. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the separate accounts.

      NET REALIZED INVESTMENT GAINS totaled $0.5 million in Fiscal 1997, compared with net realized investment losses of $0.6 million in Fiscal 1996. Such gains and losses primarily comprise net gains and losses on sales of bonds which were generally made to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $0.3 million in Fiscal 1997 and $0.1 million in Fiscal 1996. The increase in variable annuity fees in Fiscal 1997 reflects the growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $77.6 million during Fiscal 1997 and $34.1 million during Fiscal 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $37.7 million since December 31, 1995. Variable annuity premiums increased to $11.4 million in Fiscal 1997 from $2.3 million in Fiscal 1996. This increase may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $56,000 in Fiscal 1997 and $30,000 in Fiscal 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $3.8 million in Fiscal 1997 and $2.2 million in Fiscal 1996. These payments represent 6.95% and 6.66%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $1.3 million in Fiscal 1997 and $0.8 million in Fiscal 1996, and represent 6.95% and 9.86% respectively, of average variable annuity liabilities. Variable annuity withdrawal rates declined in Fiscal 1997 principally as a result of significant growth in the variable annuity separate accounts resulting in a lower average contract age. Management anticipates that withdrawal rates will gradually increase in the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.3 million in Fiscal 1997 and $0.4 million in Fiscal 1996. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $0.3 million in Fiscal 1997 and $0.1 million in Fiscal 1996, and represent for each period, on an annualized basis, approximately 10% of the balance of deferred acquisition costs at the beginning of each period. The increase in Fiscal 1997 was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $4,000 in Fiscal 1997 and $2,000 in Fiscal 1996. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $0.3 million in Fiscal 1997, compared with an income tax benefit of $0.1 million in Fiscal 1996, representing effective annualized tax rates of 41% and 37%, respectively. The lower tax rate in Fiscal 1996 reflected higher state income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $1.0 million to $24.2 million at December 31, 1996 from $23.2 million at September 30, 1996, primarily as a result of the $0.5 million of net income recorded in Fiscal 1997 and the $0.3 million net unrealized gain on debt and equity securities available for sale, a $0.5 million improvement over the $0.2 million net unrealized loss recorded at September 30, 1996.

      TOTAL ASSETS increased by $38.5 million to $275.4 million at December 31, 1996 from $236.9 million at September 30, 1996, principally due to a $19.2 million increase in invested assets and a $16.5 million increase in the separate accounts for variable annuities, primarily as a result of sales of the Company's Polaris variable annuity product.

      INVESTED ASSETS at December 31, 1996 totaled $172.4 million, compared with $153.2 million at September 30, 1996. This $19.2 million increase primarily resulted from sales of fixed annuities.

      The Company manages all of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $0.6 million at December 31, 1996. At September 30, 1996, the amortized cost of the Bond Portfolio exceeded its fair value by $0.5 million. The net unrealized gain on the Bond Portfolio since September 30, 1996 principally reflects the lower relative prevailing interest rates at December 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio at December 31, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1996, approximately $161.8 million of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $93.9 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At December 31, 1996, the Bond Portfolio included $8.4 million (fair value, $8.6 million) of bonds not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their December 31, 1996 amortized cost, these non-investment-grade bonds accounted for 3.1% of the Company's total assets and 4.9% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1996. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, By NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------   ----------  ----------  ---------    -----------  ----------   ---------- -----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  125,681   $  126,106       1      $   6,407    $   6,592    $  132,088     76.89%   $  132,698
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           22,454       22,103       2          7,225        7,285        29,679     17.28        29,388
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                  0            0       3              0            0             0      0.00             0
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}                6,618        6,718       4          1,588        1,831         8,206      4.78         8,549
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                180          100       5              0            0           180      0.10           100
C1 to D
  [DD]
  {D}                           0            0       6              0            0             0      0.00             0
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $  154,933   $  155,027             $   15,220   $   15,708    $  170,153              $  170,735
                       ==========   ==========             ==========   ==========    ==========              ==========


Footnotes appear on the following page.

      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR and Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions within the industry. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 96% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1996 the weighted average life of the Company's investments was approximately 4.3 years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cash flows resulting from embedded options such as prepayments and bond calls.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos"), and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible and that the counter party risk associated with those transactions is minimal. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.2 million of bonds and notes at December 31, 1996 (at amortized cost, with a fair value of $0.1 million), and constituted 0.1% of total invested assets. At September 30, 1996, defaulted investments totaled $0.2 million and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1996, approximately $100.8 million of the Company's Bond Portfolio had an aggregate unrealized gain of $2.0 million, while approximately $69.4 million of the Bond Portfolio had an aggregate unrealized loss of $1.4 million. In addition, the Company's investment portfolio currently provides approximately $1.9 million of monthly cash flow from scheduled principal and interest payments.

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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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
  No.                              Description
-------                            -----------

  27                           Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended December 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY

                             By:  SCOTT L. ROBINSON
                             ------------------------
                             Scott L. Robinson
                             Senior Vice President, Treasurer and Director
Date:  February 14, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          February 14, 1997
------------------------    Treasurer and Director         -----------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       February 14, 1997
------------------------    Controller (Principal          -----------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
  27              Financial Data Schedule.