Form 10-Q
period 1997-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1997-05-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
      The number of shares outstanding of the registrants common stock on May 15, 1997 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------

Part I - Financial Information

      Balance Sheet (Unaudited) -
      March 31, 1997 and September 30, 1996                         3 - 4


      Income Statement (Unaudited) -
      Three Months and Six Months Ended
      March 31, 1997 and 1996                                       5


      Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1997 and 1996                      6 - 7


      Note to Financial Statements (Unaudited) -                    8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 18


Part II - Other Information                                         19

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1997             1996
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $    2,364,000   $    6,707,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
      March 1997, $176,636,000;
      September 1996, $146,908,000)               174,982,000      146,401,000
  Common stocks, at fair value (cost:
    March 1997 and September 1996, $0)                 29,000          129,000
                                               --------------   --------------
  Total investments                               177,375,000      153,237,000

Variable annuity assets                           103,228,000       68,901,000
Receivable from brokers for sales of
  securities                                        5,409,000              ---
Accrued investment income                           2,036,000        1,462,000
Deferred acquisition costs                         17,330,000       12,127,000
Income taxes currently receivable                     364,000          299,000
Other assets                                          817,000          842,000
                                               --------------   --------------
TOTAL ASSETS                                   $  306,559,000   $  236,868,000
                                               ==============   ==============














                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)
                                                    March 31,    September 30,
                                                         1997             1996
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $  176,623,000   $  140,613,000
  Payable to brokers for purchases of
    securities                                            ---        1,939,000
  Other liabilities                                 1,823,000          845,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                       178,446,000      143,397,000
                                               --------------   --------------
Variable annuity liabilities                      103,228,000       68,901,000
                                               --------------   --------------
Deferred income taxes                               1,540,000        1,350,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                       14,428,000       14,428,000
  Retained earnings                                 6,778,000        5,973,000
  Net unrealized losses on debt and
    equity securities available for sale             (861,000)        (181,000)
                                               --------------   --------------
  Total shareholder's equity                       23,345,000       23,220,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $  306,559,000   $  236,868,000
                                               ==============   ==============












                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                                   Three Months                  Six Months
                                      -------------------------   -------------------------
                                             1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
Investment income                     $ 3,208,000   $ 2,362,000   $ 6,101,000   $ 4,700,000
                                      -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts              (2,481,000)   (1,706,000)   (4,738,000)   (3,361,000)
  Senior indebtedness                         ---        (4,000)          ---        (4,000)
                                      -----------   -----------   -----------   -----------
Total interest expense                 (2,481,000)   (1,710,000)   (4,738,000)   (3,365,000)
                                      -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                     727,000       652,000     1,363,000     1,335,000
                                      -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                                 66,000       103,000       525,000      (528,000)
                                      -----------   -----------   -----------   -----------
VARIABLE ANNUITY FEE INCOME               369,000       145,000       661,000       271,000
                                      -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                        58,000        46,000       114,000        76,000
  General and administrative
    expenses                             (351,000)     (335,000)     (670,000)     (722,000)
  Amortization of deferred
    acquisition costs                    (294,000)     (126,000)     (596,000)     (252,000)
  Annual commissions                       (5,000)       (5,000)       (9,000)       (7,000)
  Other, net                              (53,000)        5,000       (91,000)      (33,000)
                                      -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES          (645,000)     (415,000)   (1,252,000)     (938,000)
                                      -----------   -----------   -----------   -----------
PRETAX INCOME                             517,000       485,000     1,297,000       140,000

Income tax expense                       (176,000)     (177,000)     (492,000)      (49,000)
                                      -----------   -----------   -----------   -----------
NET INCOME                            $   341,000   $   308,000   $   805,000   $    91,000
                                      ===========   ===========   ===========   ===========




                                      See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   Six Months Ended March 31,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    805,000       $     91,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to fixed annuity
        contracts                                4,738,000          3,361,000
      Net realized investment (gains) losses      (524,000)           528,000
      Amortization of net premiums
        (discounts) on investments                 (61,000)           144,000
      Amortization of goodwill                      29,000             29,000
      Provision for deferred income taxes          557,000            248,000
  Change in:
    Deferred acquisition costs                  (5,003,000)        (2,405,000)
    Income taxes receivable/payable                (65,000)          (228,000)
  Other, net                                      (218,000)          (128,000)
                                              ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       258,000          1,640,000
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes                 (57,883,000)       (63,896,000)
  Sales of:
    Bonds and notes                             14,614,000         39,400,000
    Common stock                                   139,000                ---
  Redemptions and maturities of:
    Bonds and notes                              6,639,000          5,224,000
    Mortgage loans                                     ---             18,000
                                              ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES          (36,491,000)       (19,254,000)
                                              ------------       ------------









                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                   Six Months Ended March 31,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 46,148,000       $ 20,494,000
  Net exchanges from the fixed accounts
    of variable annuity contracts               (8,331,000)        (1,231,000)
  Withdrawal payments on fixed annuity
    contracts                                   (4,779,000)        (3,908,000)
  Claims and annuity payments on fixed
    annuity contracts                           (1,809,000)        (1,467,000)
  Net receipts from (repayments of) other
    short-term financings                          661,000           (548,000)
                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       31,890,000         13,340,000
                                              ------------       ------------
NET DECREASE IN CASH AND
  SHORT-TERM INVESTMENTS                        (4,343,000)        (4,274,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,707,000          6,382,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  2,364,000        $ 2,108,000
                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness               $        ---        $     4,000
                                              ============       ============
  Income taxes paid                           $        ---        $    30,000
                                              ============       ============










                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and September 30, 1996, the results of its operations for the three months and six months ended March 31, 1997 and 1996 and its cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended March 31, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $0.3 million in both the second quarter of 1997 and the second quarter of 1996. For the six months, net income amounted to $0.8 million in 1997, compared with $0.1 million in 1996.

      PRETAX INCOME totaled $0.5 million in both the second quarter of 1997 and 1996. For the six months, pretax income totaled $1.3 million in 1997, compared with $0.1 million in 1996. This $1.2 million improvement in the six months of 1997 primarily resulted from net realized investment gains of $0.5 million, compared to net realized investment losses of $0.5 million in the six months of 1996. Pretax income was also favorably impacted by an increase in variable annuity fees, partially offset by increased amortization of deferred acquisition costs.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, totaled $0.7 million in the second quarters of both 1997 and 1996. These amounts represented 1.65% on average invested assets (computed on a daily basis) of $176.3 million in the second quarter of 1997 and 2.00% on average invested assets of $130.2 million in the second quarter of 1996. For the six months, net investment income totaled $1.4 million in 1997 and $1.3 million in 1996, and represented 1.62% on average invested assets of $168.4 million in 1997 and 2.10% on average invested assets of $127.4 million in 1996.

      Net investment income also included the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $9.0 million in the second quarter of 1997, $14.4 million in the second quarter of 1996, $10.0 million in the six months of 1997 and $15.0 million in the six months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.35% in the second quarter of 1997, 1.36% in the second quarter of 1996, 1.27% in the six months of 1997 and 1.40% in the six months of 1996.

      Investment income totaled $3.2 million in the second quarter of 1997, up from $2.4 million in the second quarter of 1996. For the six months, investment income amounted to $6.1 million in 1997, up from $4.7 million in 1996. These amounts represent yields on average invested assets of 7.28% and 7.26% in the second quarters of 1997 and 1996, respectively, and 7.25% and 7.38% in the six months of 1997 and 1996, respectively. Investment income increased primarily as a result of higher levels of average invested assets.

      Total interest expense aggregated $2.5 million in the second quarter of 1997 and $1.7 million in the second quarter of 1996. For the six months, interest expense aggregated $4.7 million in 1997, compared with $3.4 million in 1996. The average rate paid on fixed annuity contracts was 5.93% in the second quarter of 1997, compared with 5.91% in the second quarter of 1996. For the six months, the average rate paid on fixed annuities was 5.98% in both 1997 and 1996. Fixed annuity contracts averaged $167.3 million during the second quarter of 1997, $115.6 million during the second quarter of 1996, $158.5 million during the six months of 1997 and $112.3 million during the six months of 1996.

      The growth in average invested assets in 1997 reflects sales of the Company's fixed-rate products, principally the fixed accounts of variable annuity products. Since March 31, 1996, fixed annuity premiums have aggregated $71.1 million. Fixed annuity premiums totaled $20.3 million in the second quarter of 1997, $15.2 million in the second quarter of 1996, $46.1 million in the six months of 1997 and $20.5 million in the six months of 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $20.1 million, $14.8 million, $45.7 million and $16.5 million, respectively. The increases in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      NET REALIZED INVESTMENT GAINS (LOSSES) totaled $0.1 million of gains in the second quarters of both 1997 and 1996. For the six months, net realized investment gains/(losses) totaled $0.5 million of gains in 1997, compared with $0.5 million of losses in 1996. Such gains and losses primarily comprise net gains and losses on sales of bonds which were generally made to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $0.4 million in the second quarter of 1997 and $0.1 million in the second quarter of 1996. For the six months, variable annuity fees totaled $0.7 million in 1997, compared with $0.3 million in 1996. These increases in 1997 reflect growth in average variable annuity assets, due to increased market values, net exchanges into the separate accounts from the fixed account of variable annuity contracts and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $97.0 million during the second quarter of 1997 and $39.6 million during the second quarter of 1996. For the six months, variable annuity assets averaged $87.3 million in 1997, compared with $36.8 million in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $44.3 million since March 31, 1996. Variable annuity premiums increased to $14.4 million in the second quarter of 1997 from $7.8 million in the second quarter of 1996. For the six months, variable annuity premiums totaled $25.8 million in 1997, compared with $10.1 million in 1996. These increases may be attributed, in part, to market share gains through enhanced distributions, as well as strong demand for equity investments, principally as a result of generally favorable market conditions. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $58,000 in the second quarter of 1997, $46,000 in the second quarter of 1996, $114,000 in the six months of 1997 and $76,000 in the six months of 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $3.4 million in the second quarter of 1997 and $2.9 million in the second quarter of 1996. Annualized, these payments represent 5.25% and 7.97%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $7.2 million in 1997 and $5.1 million in 1996, and annualized, represent 6.05% and 7.37%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $1.0 million in the second quarter of 1997, $0.4 million in the second quarter of 1996, $2.4 million in the six months of 1997 and $1.2 million in the six months of 1996. Although variable annuity surrenders have increased for the six months, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined. Variable annuity surrenders represent 5.49% and 6.72%, respectively, of average variable annuity liabilities in the six months of 1997 and 1996. Management anticipates that withdrawal rates will gradually increase in the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.4 million in the second quarter of 1997 and $0.3 million in the second quarter of 1996. For the six months, general and administration expenses totaled $0.7 million in both 1997 and 1996. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $0.3 million in the second quarter of 1997 and $0.1 million in the second quarter of 1996. For the six months, such amortization totaled $0.6 million in 1997, compared with $0.3 million in 1996. Increases in amortization were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs. Such increases are expected to continue for the foreseeable future.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $5,000 in the second quarters of both 1997 and 1996, $9,000 in the six months of 1997 and $7,000 in the six months of 1996. Based on current sales, the Company estimates that such annual commssions will increase in future periods.

      INCOME TAX EXPENSE totaled $176,000 in the second quarter of 1997 and $177,000 in the second quarter of 1996, representing effective annualized tax rates of 34% and 36%, respectively. For the six months, income tax expense totaled $492,000 in 1997 and $49,000 in 1996, representing effective tax rates of 38% and 35%, respectively. The differing tax rates in 1997 reflected changes in state income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY decreased by $0.9 million to $23.3 million at March 31, 1997 from $24.2 million at December 31, 1996, primarily as a result of the $0.9 million net unrealized loss on debt and equity securities available for sale recorded at March 31, 1997, a $1.2 million swing from the $0.3 million net unrealized gain recorded at December 31, 1996, partially offset by the $0.3 million of net income recorded in the second quarter of 1997.

      TOTAL ASSETS increased by $31.2 million to $306.6 million at March 31, 1997 from $275.4 million at December 31, 1996, principally due to a $17.8 million increase in the separate accounts for variable annuities primarily as a result of sales of the Company's Polaris variable annuity product and a $5.0 million increase in invested assets.

      INVESTED ASSETS at March 31, 1997 totaled $177.4 million, compared with $172.4 million at December 31, 1996. This $5.0 million increase primarily resulted from sales of fixed annuities, partially offset by $1.6 million of net unrealized losses on debt and equity securities available for sale, compared to $0.6 million of net unrealized gains on debt and equity securities available for sale at December 31, 1996.

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

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $1.7 million at March 31, 1997. At December 31, 1996, the fair value of the Bond Portfolio exceeded its amortized cost by $0.6 million. The net unrealized loss on the Bond Portfolio since December 31, 1996 principally reflects higher relative prevailing interest rates at March 31, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio at March 31, 1997 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1997, approximately $169.4 million of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $89.2 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1997, the Bond Portfolio included $7.2 million (fair value, $7.1 million) of bonds not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their March 31, 1997 amortized cost, these non-investment-grade bonds accounted for 2.4% of the Company's total assets and 4.0% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------   ----------  ----------  ---------    -----------  ----------   ---------- -----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  126,787   $  125,852       1      $   7,948    $   8,021    $  134,735     75.27%   $  133,873
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           28,648       27,995       2          6,027        5,957        34,675     19.37        33,952
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                ---          ---       3            ---          ---           ---      0.00           ---
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}                7,046        7,057       4            ---          ---         7,046      3.94         7,057
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                180          100       5            ---          ---           180      0.10           100
C1 to D
  [DD]
  {D}                         ---          ---       6            ---          ---           ---      0.00           ---
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $  162,661   $  161,004             $   13,975   $   13,978    $  176,636              $  174,982
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

(3)   At amortized cost.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 96% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1997 the weighted average life of the Company's investments was approximately 4.3 years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.2 million of bonds and notes at March 31, 1997 (at amortized cost, with a fair value of $0.1 million), and constituted 0.1% of total invested assets. At December 31, 1996, defaulted investments totaled $0.2 million and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1997, approximately $60.4 million of the Company's Bond Portfolio had an aggregate unrealized gain of $1.0 million, while approximately $116.2 million of the Bond Portfolio had an aggregate unrealized loss of $2.7 million. In addition, the Company's investment portfolio currently provides approximately $2.0 million of monthly cash flow from scheduled principal and interest payments.

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

REGULATION

      The Company is subject to regulation and supervision by the States of New York, New Mexico and Nebraska and their Insurance departments. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                  Description
-------               -----------
27                    Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended March 31, 1997.

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

Date:  May 15, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          May 15, 1997
------------------------    Treasurer and Director         ------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       May 15, 1997
------------------------    Controller (Principal          ------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
27                Financial Data Schedule