Form 10-Q
period 1997-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1997-08-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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
Registrant's telephone number, including area code (800) 272-3007


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No
                                               ----    ----
      The number of shares outstanding of the registrants common stock on August 14, 1997 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------

Part I - Financial Information

      Balance Sheet (Unaudited) -
      June 30, 1997 and September 30, 1996                          3 - 4


      Income Statement (Unaudited) -
      Three Months and Nine Months Ended
      June 30, 1997 and 1996                                        5


      Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1997 and 1996                      6 - 7


      Note to Financial Statements (Unaudited) -                    8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 18


Part II - Other Information                                         19

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (Unaudited)

                                                     June 30,    September 30,
                                                         1997             1996
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $    3,926,000   $    6,707,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
      June 1997, $183,502,000;
      September 1996, $146,908,000)               184,726,000      146,401,000
  Common stocks, at fair value (cost:
    June 1997 and September 1996, $0)                  19,000          129,000
                                               --------------   --------------
  Total investments                               188,671,000      153,237,000

Variable annuity assets                           134,993,000       68,901,000
Accrued investment income                           2,120,000        1,462,000
Deferred acquisition costs                         18,387,000       12,127,000
Income taxes currently receivable                         ---          299,000
Other assets                                          843,000          842,000
                                               --------------   --------------
TOTAL ASSETS                                   $  345,014,000   $  236,868,000
                                               ==============   ==============
















                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           BALANCE SHEET (Continued)
                                  (Unaudited)
                                                     June 30,    September 30,
                                                         1997             1996
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $  179,669,000   $  140,613,000
  Payable to brokers for purchases of
    securities                                      2,033,000        1,939,000
  Income tax currently payable                        143,000              ---
  Other liabilities                                 1,370,000          845,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                       183,215,000      143,397,000
                                               --------------   --------------
Variable annuity liabilities                      134,993,000       68,901,000
                                               --------------   --------------
Deferred income taxes                               1,872,000        1,350,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                       14,428,000       14,428,000
  Retained earnings                                 6,894,000        5,973,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale              612,000         (181,000)
                                               --------------   --------------
  Total shareholder's equity                       24,934,000       23,220,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $  345,014,000   $
236,868,000
                                               ==============   ==============











                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                               INCOME STATEMENT
                                  (Unaudited)

                                                   Three Months                 Nine Months
                                      -------------------------   -------------------------
                                             1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
Investment income                     $ 3,259,000   $ 2,580,000   $ 9,360,000   $ 7,280,000
                                      -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts              (2,641,000)   (1,819,000)   (7,379,000)   (5,180,000)
  Senior indebtedness                         ---           ---           ---        (4,000)
                                      -----------   -----------   -----------   -----------
Total interest expense                 (2,641,000)   (1,819,000)   (7,379,000)   (5,184,000)
                                      -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                     618,000       761,000     1,981,000
2,096,000
                                      -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                               (303,000)      (14,000)      222,000      (542,000)
                                      -----------   -----------   -----------   -----------
VARIABLE ANNUITY FEE INCOME               455,000       188,000     1,116,000
459,000
                                      -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                        56,000        96,000       170,000       172,000
  General and administrative
    expenses                             (436,000)     (371,000)   (1,106,000)   (1,093,000)
  Amortization of deferred
    acquisition costs                    (198,000)     (125,000)     (794,000)     (377,000)
  Annual commissions                       (4,000)       (5,000)      (13,000)      (12,000)
  Other, net                              (27,000)      (43,000)     (118,000)      (76,000)
                                      -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES          (609,000)     (448,000)   (1,861,000)
 (1,386,000)
                                      -----------   -----------   -----------   -----------
PRETAX INCOME                             161,000       487,000     1,458,000       627,000

Income tax expense                        (45,000)     (181,000)     (537,000)     (230,000)
                                      -----------   -----------   -----------   -----------
NET INCOME                            $   116,000   $   306,000   $   921,000  $    397,000
                                      ===========   ===========
===========   ===========




                                      See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended June 30,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    921,000       $    397,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to fixed annuity
        contracts                                7,379,000          5,180,000
      Net realized investment (gains) losses      (222,000)           542,000
      Amortization of net discounts
        on investments                             (95,000)          (247,000)
      Amortization of goodwill                      43,000             43,000
      Provision for deferred income taxes           95,000            535,000
  Change in:
    Deferred acquisition costs                  (6,660,000)        (3,486,000)
    Income taxes receivable/payable                442,000           (334,000)
    Other, net                                    (367,000)          (237,000)
                                              ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     1,536,000          2,393,000
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes                 (80,816,000)       (80,405,000)
  Sales of:
    Bonds and notes                             34,033,000         56,451,000
    Common stock                                   140,000                ---
  Redemptions and maturities of:
    Bonds and notes                             10,459,000          8,131,000
    Mortgage loans                                     ---          1,637,000
                                              ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES          (36,184,000)       (14,186,000)
                                              ------------       ------------









                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                   Nine Months Ended June 30,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 56,419,000       $ 26,098,000
  Net exchanges from the fixed accounts
    of variable annuity contracts              (13,294,000)        (2,731,000)
  Withdrawal payments on fixed annuity
    contracts                                   (9,037,000)        (7,199,000)
  Claims and annuity payments on fixed
    annuity contracts                           (2,465,000)        (2,638,000)
  Net receipts from (repayments of) other
    short-term financings                          244,000         (1,363,000)
                                              ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES       31,867,000         12,167,000
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                        (2,781,000)           374,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,707,000          6,382,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  3,926,000        $ 6,756,000
                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness               $        ---        $     4,000
                                              ============       ============
  Income taxes paid                           $        ---        $    30,000
                                              ============       ============










                             See accompanying note

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and September 30, 1996, the results of its operations for the three months and nine months ended June 30, 1997 and 1996 and its cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and nine months ended June 30, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $0.1 million in the third quarter of 1997 and $0.3 million in the third quarter of 1996. For the nine months, net income amounted to $0.9 million in 1997, compared with $0.4 million in 1996.

      PRETAX INCOME totaled $0.2 million in the third quarter of 1997 and $0.5 million in the third quarter of 1996. This $0.3 million decline primarily resulted from an increase in realized investment losses. For the nine months, pretax income totaled $1.5 million in 1997, compared with $0.6 million in 1996. This improvement in the nine months of 1997 primarily resulted from net realized investment gains of $0.2 million, compared to net realized investment losses of $0.5 million in the nine months of 1996. Pretax income was also favorably impacted by an increase in variable annuity fees, partially offset by increased amortization of deferred acquisition costs.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, totaled $0.6 million in the third quarter of 1997 and $0.8 million in the third quarter of 1996. These amounts represent 1.35% on average invested assets (computed on a daily basis) of $183.6 million in the third quarter of 1997 and 2.22% on average invested assets of $137.3 million in the third quarter of 1996. For the nine months, net investment income totaled $2.0 million in 1997 and $2.1 million in 1996, and represented 1.52% on average invested assets of $173.5 million in 1997 and 2.14% on average invested assets of $130.7 million in 1996.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess declined to $6.5 million in the third quarter of 1997 from $13.2 million in the third quarter of 1996, and declined to $8.7 million in the nine months of 1997 from $14.4 million in the nine months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.14% in the third quarter of 1997, 1.65% in the third quarter of 1996, 1.22% in the nine months of 1997 and 1.49% in the nine months of 1996.

      Investment income totaled $3.3 million in the third quarter of 1997, up from $2.6 million in the third quarter of 1996. For the nine months, investment income amounted to $9.4 million in 1997, up $2.1 million from the $7.3 million recorded in 1996. These amounts represent yields on average invested assets of 7.10% and 7.52% in the third quarters of 1997 and 1996, respectively, and 7.19% and 7.43% in the nine months of 1997 and 1996, respectively. Investment income increased primarily as a result of higher levels of average invested assets, partially offset by a decline in portfolio yields. Investment yields were lower in 1997 primarily because of a generally declining interest rate environment.

      Total interest expense aggregated $2.6 million in the third quarter of 1997 and $1.8 million in the third quarter of 1996. For the nine months, interest expense aggregated $7.4 million in 1997, compared with $5.2 million in 1996. The average rate paid on fixed annuity contracts was 5.96% in the third quarter of 1997, compared with 5.87% in the third quarter of 1996. For the nine months, the average rate paid on fixed annuities was 5.97% in 1997 and 5.94% in 1996. Fixed annuity contracts averaged $177.1 million during the third quarter of 1997, $124.1 million during the third quarter of 1996, $164.7 million during the nine months of 1997 and $116.2 million during the nine months of 1996.

      The growth in average invested assets in 1997 primarily reflects the receipt of fixed-rate premiums, principally for the fixed accounts of variable annuity products. Since June 30, 1996, fixed annuity premiums have aggregated $75.7 million. Fixed annuity premiums totaled $10.3 million in the third quarter of 1997, $5.6 million in the third quarter of 1996, $56.4 million in the nine months of 1997 and $26.1 million in the nine months of 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $9.2 million, $5.4 million, $54.9 million and $21.9 million, respectively. The increases in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      NET REALIZED INVESTMENT GAINS/LOSSES totaled $303,000 of losses in the third quarter of 1997, compared with $14,000 of losses in the third quarter of 1996. For the nine months, net realized investment gains/losses totaled $222,000 of gains in 1997, compared with $542,000 of losses in 1996. The Company sold invested assets, principally bonds and notes, aggregating $14.3 million, $19.3 million, $33.9 million and $58.4 million in the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. Net gains and losses from sales of investments fluctuate from period to period, and represent 0.66%, 0.04%, 0.26% and 0.83%, respectively, of average invested assets for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $0.5 million in the third quarter of 1997 and $0.2 million in the third quarter of 1996. For the nine months, variable annuity fees totaled $1.1 million in 1997, compared with $0.5 million in 1996. These increased fees reflect growth in average variable annuity assets principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $119.3 million during the third quarter of 1997 and $50.2 million during the third quarter of 1996. For the nine months, variable annuity assets averaged $98.0 million in 1997, compared with $41.3 million in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $50.0 million since June 30, 1996. Variable annuity premiums increased to $14.1 million in the third quarter of 1997 from $8.5 million in the third quarter of 1996. For the nine months, variable annuity premiums totaled $40.0 million in 1997, compared with $18.5 million in 1996. Sales of variable annuity products (which include premiums allocated to the fixed accounts) amounted to $23.3 million, $13.9 million, $94.9 million and $40.4 million for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. These increases may be attributed, in part, to market share gains through enhanced distribution, strong investor interest in equity investments, as well as broad consumer demand for flexible retirement savings products that offer a variety of fixed and variable investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $56,000 in the third quarter of 1997, $96,000 in the third quarter of 1996, $170,000 in the nine months of 1997 and $172,000 in the nine months of 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $5.8 million in the third quarter of 1997 and $4.3 million in the third quarter of 1996. These payments, annualized, represent 8.04% and 10.40%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $12.9 million in 1997 and $9.4 million in 1996, and, annualized, represent 6.79% and 8.48%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $1.5 million in the third quarter of 1997, $1.0 million in the third quarter of 1996, $3.9 million in the nine months of 1997 and $2.2 million in 1996. Withdrawal payments have increased in the third quarter and the nine months of 1997, although withdrawal rates have declined, because of the growth in fixed and variable annuity reserves. Surrender charges have decreased in the third quarter of 1997, while withdrawal payments have increased, due to policies coming off surrender charge restrictions.
Management anticipates that withdrawal rates will gradually increase in future periods.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.4 million in the third quarters of both 1997 and 1996. For the nine months, general and administration expenses totaled $1.1 million in both 1997 and 1996. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on an annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $0.2 million in the third quarter of 1997 and $0.1 million in the third quarter of 1996. For the nine months, such amortization totaled $0.8 million in 1997, compared with $0.4 million in 1996. The increases in amortization during 1997 were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs. Such increases are expected to continue for the foreseeable future.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $4,000 in the third quarter of 1997 and $5,000 in the third quarter of 1996, $13,000 in the nine months of 1997 and $12,000 in 1996. Based on current sales, the Company estimates that such annual commssions will increase in future periods.

      INCOME TAX EXPENSE totaled $45,000 in the third quarter of 1997 and $181,000 in the third quarter of 1996, representing effective annualized tax rates of 28% and 37%, respectively. For the nine months, income tax expense totaled $537,000 in 1997 and $230,000 in 1996, representing effective annualized tax rates of 37% in both periods. The differing tax rates in 1997 reflected changes in state income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $24.9 million at June 30, 1997 from $23.3 million at March 31, 1997, primarily as a result of a $0.6 million net unrealized gain on debt and equity securities available for sale, versus the $0.9 million net unrealized loss on such securities recorded at March 31, 1997, and the $0.1 million of net income recorded in the third quarter of 1997.

      TOTAL ASSETS increased by $38.5 million to $345.0 million at June 30, 1997 from $306.6 million at March 31, 1997, principally as a result of a $31.8 million increase in the separate accounts for variable annuities and an $11.3 million increase in invested assets.

      INVESTED ASSETS at June 30, 1997 totaled $188.7 million, compared with $177.4 million at March 31, 1997. This increase primarily resulted from sales of fixed annuities and the $1.2 million net unrealized gain recorded on debt and equity securities available for sale at June 30, 1997, versus the $1.6 million net unrealized loss recorded on such securities at March 31, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $1.2 million at June 30, 1997. At March 31, 1997, the amortized cost exceeded the fair value of the Bond Portfolio by $1.7 million. The net unrealized gain on the Bond Portfolio since March 31, 1997 principally reflects the lower relative prevailing interest rates at June 30, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1997, the Bond Portfolio included $177.6 million (at amortized cost) of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $5.9 million (at amortized cost) of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1997, approximately $170.4 million (at amortized cost) of the Bond Portfolio was investment grade, including $83.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1997, the Bond Portfolio included $13.1 million (at amortized cost with a fair value of $13.5 million) of bonds that were not investment grade. Based on their June 30, 1997 amortized cost, these non-investment-grade bonds accounted for 3.8% of the Company's total assets and 7.0% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category
                           Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated
Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized
   invested        fair
    category (1)             cost         value         (2)       cost          value        cost
assets(3)       value
----------------       -----------   ----------  ----------  ---------    -----------  ----------   ---------- -----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  119,088   $  119,802       1      $  11,421    $  11,636    $  130,509
   69.63%   $  131,438
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           33,427       33,204       2          6,488        6,558        39,915
   21.30        39,762
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                ---          ---       3            ---          ---           ---      0.00
       ---
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               12,978       13,426       4            ---          ---        12,978      6.92
      13,426
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                100          100       5            ---          ---           100      0.05
         100
C1 to D
  [DD]
  {D}                         ---          ---       6            ---          ---           ---      0.00
  ---
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $  165,593   $  166,532             $   17,909   $   18,194    $
183,502              $  184,726
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $5.9 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations in order to encourage persistency. Approximately 94% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its fixed annuities under a variety of possible future interest rate scenarios. At June 30, 1997, the weighted average life of the Company's investments was approximately five years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.1 million at June 30, 1997 (at amortized cost, with a fair value of $0.1 million). At June 30, 1997, default investments constituted 0.1% of total invested assets. At March 31, 1997, defaulted investments totaled $0.2 million and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1997, approximately $125.9 million of the Company's Bond Portfolio had an aggregate unrealized gain of $2.2 million, while approximately $57.6 million of the Bond Portfolio had an aggregate unrealized loss of $1.0 million. Further, the Company's investment portfolio currently provides approximately $2.0 million of monthly cash flow from scheduled principal and interest payments.

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

REGULATION

      The Company is subject to regulation and supervision by the States of New York, New Mexico and Nebraska, the states in which the Company is authorized to transact business, and their insurance regulatory agencies. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus,regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

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

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                  Description
-------               -----------
27                    Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended June 30, 1997.

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

Date:  August 14, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                               Date
---------                  -----                               ----

/s/   SCOTT L. ROBINSON    Senior Vice President,              August 14, 1997
------------------------    Treasurer and Director             ---------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and           August 14, 1997
------------------------    Controller (Principal              ---------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
27                Financial Data Schedule