Form 10-K
period 1997-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1997-12-22
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended September 30, 1997

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                  ----
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON
DECEMBER 19, 1997 WAS AS FOLLOWS:

Common Stock (par value $10,000 per share)          300 shares outstanding

                                   PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), a financial services company specializing in retirement savings and investment products. At September 30, 1997, the Company owned $382.9 million of assets.

      The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone
(800) 272-3007. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent has approximately 2,000 employees, approximately 600 of whom perform services for the Company as well as for certain of its affiliates.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals ages 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population.

      Benefiting from continued strong growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its operations on the sale of annuities.

      The Company's four affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fourth-largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately half of the Company's total annuity sales in fiscal 1997. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

      The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. The Company is also implementing technology to interface with its affiliated broker-dealers, which will enable the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

      In recent years, the Company and its affiliates have enhanced its marketing efforts and expanded its offerings of variable annuities, resulting in significantly increased fee income. The Company's variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income.

LIFE INSURANCE OPERATIONS

      Founded in 1978, the Company is licensed in the states of New York, New Mexico and Nebraska and issues a portfolio of single premium fixed and flexible premium variable annuities. It has an "A+" (Superior) rating from industry analyst A.M. Best Company.

      In addition to distributing its annuity products through its four affiliated broker-dealers, the Company distributes its products through over 200 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 7,500 independent sales representatives are licensed to sell the Company's annuity products.

FIXED ANNUITIES

      The Company offers single-premium and flexible-premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, many (approximately 36% at September 30, 1997) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options(including the option of payout over the life of the annuitant). The average size of a new single premium fixed annuity contract sold by the Company in 1997 was approximately $39,000.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 93% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1997.

VARIABLE ANNUITIES

      The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income from the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund(s) selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. At

September 30, 1997, the Company's variable product reserves were $260.3 million, $171.5 million of which were in the separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1997, 98% of the Company's variable annuity reserves held in the separate account were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1997 was approximately $49,000.

INVESTMENT OPERATIONS

      The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company manages most of its invested assets internally. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include cash and short-term investments, and bonds and notes. At September 30, 1997, these assets had an aggregate fair value of $190.2 million with a duration of 3.3. At September 30, 1997, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $171.8 million with a duration of 3.6. For the years ended September 30, 1997, 1996 and 1995, the Company's yields on average invested assets were 7.22%, 7.40% and 7.59%, respectively; its average rates paid on fixed annuity contracts were 5.97%, 5.93% and 5.90%, respectively; and it realized net investment spreads of 1.52%, 2.08% and 2.70%, respectively, on average invested assets. Net realized investment gains and losses were 0.25%, 0.27% and 1.31% of average invested assets in 1997, 1996 and 1995, respectively.

      The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      The following table summarizes the Company's investment portfolio at September 30, 1997:

                           SUMMARY OF INVESTMENTS

                                                                      Percent
                                                   Amortized               of
                                                        cost        portfolio
                                                ------------        ---------
                                                (In thousands)

Cash and short-term investments                 $      1,689              0.9%
U.S. Government securities                            11,073              5.9
Mortgage-backed securities                            69,355             37.2
Other bonds and notes                                104,281             56.0
                                                ------------        ---------

Total investments                               $    186,398           100.00 %
                                                ============        =========

      At September 30, 1997, the Bond Portfolio (at amortized cost) included $179.8 million of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's, Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Services, L.P. ("Fitch"), the National Association of Insurance Commissioners ("NAIC") and $4.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately $171.6 million of the Bond Portfolio was investment grade, including $79.6 million of U.S. government/agency securities and mortgage-backed securities.

      At September 30, 1997, the Bond Portfolio included $13.1 million (at amortized cost, with a fair value of $14.0 million) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 3.4% of the Company's total assets and 7.0% of its invested assets.

      At September 30, 1997, there were no investments in default as to the payment of principal or interest.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

REGULATION

      The Company is subject to regulation and supervision by the insurance regulatory agencies of the States of New York, New Mexico and Nebraska, the states in which the Company is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

COMPETITION

      The business conducted by the Company is highly competitive. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 95% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to more than $9 billion annually. The Company itself is not among the largest writers of annuities; however, the combined SunAmerica life companies rank in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products such as annuities include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

ITEM 2.  PROPERTIES

      The Company's executive offices and its principal office are in leased premises at 733 Third Avenue, New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles, Woodland Hills and Torrance, California.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fiscal year 1997 to a vote of security holders, through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial
Condition and Results of Operations, both of which are included elsewhere herein.  Certain items have been reclassified to conform to the current year's presentation.


                                                                     Years ended September 30,
                                                  --------------------------------------------
                                                     1997      1996     1995     1994     1993
                                                  -------   -------  -------  -------  -------
                                                               (In thousands)
RESULTS OF OPERATIONS

Net investment income                             $ 2,692   $ 2,798  $ 2,784  $ 1,892  $ 1,161
Net realized investment gains (losses)                360      (539)  (1,348)     445    1,932
Fee income                                          2,016       911      606      749      284
General and administrative expenses                (1,842)   (1,480)  (1,004)  (1,319)  (1,408)
Amortization of deferred acquisition costs         (1,158)     (500)    (300)     ---     (220)
Annual commissions                                    (18)      (19)     (33)     (30)     (44)
                                                  -------   -------  -------  -------  -------

Pretax income                                       2,050     1,171      705    1,737    1,705
Income tax expense                                   (927)     (448)    (182)    (655)    (829)
                                                  -------   -------  -------  -------  -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                       1,123       723      523    1,082      876

Cumulative effect of change in accounting
  for income taxes                                    ---       ---      ---     (725)     ---
                                                  -------   -------  -------  -------  -------
NET INCOME                                        $ 1,123   $   723  $   523  $   357  $   876
                                                  =======   =======  =======  =======  =======




















ITEM 6.   SELECTED FINANCIAL DATA (continued)
                                                                               At September 30,
                                            ---------------------------------------------------
                                                1997       1996       1995      1994       1993
                                            --------- ---------  --------- ---------  ---------
                                                             (In thousands)
FINANCIAL POSITION

Investments                                 $ 190,241 $ 153,237  $ 121,218 $  78,928   $ 85,130
Variable annuity assets                       171,475    68,901     32,760    26,390     24,695
Deferred acquisition costs                     18,094    12,127      6,491     5,651      2,540
Deferred income taxes                             ---       ---        ---       886      1,031
Other assets                                    3,040     2,603      2,688     2,282      3,876
                                            ---------  --------- --------- ---------  ---------

TOTAL ASSETS                                $ 382,850 $ 236,868  $ 163,157 $ 114,137  $ 117,272
                                            ========= =========  ========= =========  =========


Reserves for fixed annuity contracts        $ 180,805 $ 140,613  $ 106,332 $  66,881  $  68,228
Variable annuity liabilities                  171,475    68,901     32,760    26,390     24,695
Other reserves, payables and accrued
  liabilities                                   3,272     2,784      2,003     1,051      1,220
Deferred income taxes                           1,836     1,350        244       ---        ---
Shareholder's equity                           25,462    23,220     21,818     19,815    23,129
                                            --------- ---------  --------- ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDER'S
  EQUITY                                    $ 382,850 $ 236,868  $ 163,157 $ 114,137  $ 117,272
                                            ========= =========  ========= =========  =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years in the period ended September 30, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $1.1 million in 1997, compared with $0.7 million in 1996 and $0.5 million in 1995.

      PRETAX INCOME totaled $2.1 million in 1997, $1.2 million in 1996 and $0.7 million in 1995. The 75.0% improvement in 1997 over 1996 primarily resulted from net realized investment gains of $0.4 million, compared to net realized investment losses of $0.5 million in 1996. Pretax income was also favorably impacted by an increase in fee income, partially offset by increased amortization of deferred acquisition costs and increased general and administrative expenses. The 66.1% improvement in 1996 over 1995 primarily resulted from a decline in net realized investment losses, partially offset by increased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, totaled $2.7 million in 1997 and $2.8 million in each of 1996 and 1995. These amounts equal 1.52% on average invested assets (computed on a daily basis) of $176.9 million in 1997, 2.08% on average invested assets of $134.5 million in 1996 and 2.70% on average invested assets of $103.2 million in 1995.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $8.0 million in 1997, $13.8 million in 1996 and $17.6 million in 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.25% in 1997, 1.47% in 1996 and 1.69% in 1995.

      Investment income (and the related yields on average invested assets) totaled $12.8 million (7.22%) in 1997, compared with $10.0 million (7.40%) in 1996 and $7.8 million (7.59%) in 1995. Investment income increased primarily as a result of higher levels of average invested assets, partially offset by a decline in portfolio yields. The higher yield in 1995 reflected the effects of both higher short-term interest rates and extension fee income earned on certain bonds. Decreasing investment yields since 1995 were primarily due to a generally declining interest rate environment.

      Total interest expense equalled $10.1 million in 1997, $7.2 million in 1996 and $5.0 million in 1995. The average rate paid on fixed annuity contracts was 5.97% in 1997, 5.93% in 1996 and 5.90% in 1995. Fixed annuity contracts averaged $168.9 million during 1997, compared with $120.6 million during 1996 and $85.5 million during 1995.

      GROWTH IN AVERAGE INVESTED ASSETS since 1995 primarily reflects the sales of the Company's fixed-rate products, consisting of fixed annuity premiums (including those for the fixed accounts of variable annuity products). Fixed annuity premiums totaled $70.8 million in 1997, compared with $45.4 million in 1996 and $51.7 million in 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $68.9 million, $41.2 million and $2.9 million, respectively, which have increased primarily because of increased sales of the Company's Polaris product and greater inflows into the one-year fixed account of that product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      NET REALIZED INVESTMENT GAINS/LOSSES totaled $0.4 million of gains in 1997, compared to $0.5 million of losses in 1996 and $1.3 million of losses in 1995. Net realized investment losses include impairment writedowns of $0.1 million in both 1997 and 1996. Therefore, net gains from sales of investments totaled $0.5 million in 1997 and net losses from sales of investments totaled $0.4 million in 1996. There were no impairment writedowns in 1995.

      The Company sold invested assets, principally bonds and notes, aggregating $48.7 million, $80.0 million and $57.7 million in 1997, 1996 and 1995, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales of investments fluctuate from period to period, and represent 0.25%, 0.27% and 1.31% of average invested assets for 1997, 1996 and 1995, respectively. Active portfolio management involves the ongoing evaluation of assets sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.7 million in 1997, $0.7 million in 1996 and $0.4 million in 1995. These increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $111.8 million during 1997, $46.2 million during 1996 and $27.8 million during 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $56.3 million in 1997, $28.6 million in 1996 and $5.9 million in 1995. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $125.2 million, $69.8 million and $8.8 million in 1997, 1996 and 1995, respectively. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      SURRENDER CHARGES on fixed and variable annuities totaled $304,000 in 1997, compared with $221,000 in 1996 and $194,000 in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $20.6 million in 1997, compared with $12.7 million in 1996 and $17.7 million in 1995. These payments represent 7.58%, 8.06% and 16.93%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $5.3 million in 1997, $2.8 million in 1996 and $3.6 million in 1995. Higher withdrawal payments in 1997 are due to the significant growth in the Company's annuity reserves. Higher withdrawals in 1995 compared to 1996 are due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will gradually increase in future periods.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.8 million in 1997, compared with $1.5 million in 1996 and $1.0 million in 1995. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $1.2 million in 1997, compared with $0.5 million in 1996 and $0.3 million in 1995. The increases in amortization during the three-year period were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $18,000 in 1997, $19,000 in 1996 and $33,000 in 1995. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $0.9 million in 1997, compared with $0.4 million in 1996 and $0.2 million in 1995, representing effective tax rates of 45% in 1997, 38% in 1996 and 26% in 1995. The differing tax rates for the three year period reflect changes in state income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 9.7% to $25.5 million at September 30, 1997 from $23.2 million at September 30, 1996, primarily due to $1.1 million of net income recorded in 1997 and $0.9 million of net unrealized gains on debt and equity securities available for sale (credited directly to shareholder's equity), versus $0.2 million of net unrealized losses on such securities recorded at September 30, 1996.

      INVESTED ASSETS at year end totaled $190.2 million in 1997, compared with $153.2 million at year-end 1996. This 24.1% increase primarily resulted from sales of fixed annuities.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which comprises 99% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $3.8 million at September 30, 1997. At September 30, 1996, the amortized cost exceeded the fair value of the Bond Portfolio by $0.5 million. The net unrealized gains on the Bond Portfolio since September 30, 1996 principally reflect the lower prevailing interest rates at September 30, 1997 and the corresponding effect on the fair value of the Bond Portfolio.

      At September 30, 1997, the Bond Portfolio (at amortized cost) included $179.8 million of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $4.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately $171.6 million of the Bond Portfolio was investment grade, including $79.6 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At September 30, 1997, the Bond Portfolio included $13.1 million (at amortized cost with a fair value of $14.0 million) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 3.4% of the Company's total assets and 7.0% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1997. The following table summarizes the Company's rated bonds by rating classification as of September 30, 1997.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, By NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------   ----------  ---------- ----------   ------------  ----------   ---------- -----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  117,169   $  119,254       1     $   10,891   $   10,983    $  128,060     68.70%   $  130,237
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}           37,101       37,544       2          6,466        6,783        43,567     23.37        44,327
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                993        1,022       3              0            0           993      0.53         1,022
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               12,089       12,947       4              0            0        12,089      6.49        12,947
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                  0            0       5              0            0             0      0.00             0
C1 to D
  [DD]
  {D}                           0            0       6              0            0             0      0.00             0
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $  167,352   $  170,767             $   17,357   $   17,766    $  184,709              $  188,533
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $4.9 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges
or other restrictions in order to encourage persistency.   Approximately 93%
of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include cash and short-term investments, and bonds and notes. At September 30, 1997, these assets had an aggregate fair value of $190.2 million with a duration of 3.3. At September 30, 1997, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $171.8 million with a duration of 3.6. The Company's potential exposure due to a relative 10% increase in interest rates prevalent at September 30, 1997 is immaterial.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, were $0.2 million at September 30, 1996 and constituted 0.1% of total invested assets. There were no defaulted investments at September 30, 1997.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1997, approximately $163.3 million of the Company's Bond Portfolio had an aggregate unrealized gain of $4.0 million, while approximately $21.4 million of the Bond Portfolio had an aggregate unrealized loss of $0.2 million. In addition, the Company's investment portfolio currently provides approximately $1.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been sufficient in amount to satisfy the Company's liquidity needs.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of First SunAmerica Life Insurance
Company (the "Company") as of December 22, 1997 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

                                                             Other Positions and
                                                Year         Other Business
                           Present              Assumed      Experience Within
    Name               Age Position(s)          Position(s)  Last Five Years**       From-To
-------------          --- -----------          -----------  -----------------       -------
Eli Broad*             64  Chairman             1987         Cofounded SAI
                           Chief Executive      1994         in 1957
                           Officer and
                           President of
                           the Company
                           Chairman, Chief      1976
                           Executive Officer
                           and President of     1986
                           SunAmerica Inc.
                           ("SAI")

Joseph M. Tumbler*     48  Executive Vice       1996         President and Chief     1989-1995
                           President of the                  Executive Officer,
                           Company                           Providian Capital
                           Vice Chairman of                  Management
                           SAI

Jay S. Wintrob*        40  Executive Vice       1991         (Joined SAI in 1987)
                           President of the
                           Company
                           Vice Chairman of     1995
                           SAI

James R. Belardi*      40  Senior Vice          1992         Vice President and      1989-1992
                           President of the                  Treasurer (Joined SAI
                           Company                           in 1986)
                           Executive Vice       1995
                           President of SAI

Jana Waring Greer*     45  Senior Vice          1991         (Joined SAI in 1974)
                           President of the
                           Company and SAI

Peter McMillan, III*   40  Executive Vice       1994         Senior Vice President,  1989-1994
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

                                                            Other Positions and
                                                Year        Other Business
                           Present              Assumed     Experience Within
    Name               Age Position(s)          Position(s) Last Five Years**        From-To
-------------          --- -----------          ----------- -----------------        -------
Scott L. Robinson*     51  Senior Vice          1991        (Joined SAI in 1978)
                           President and
                           Treasurer of
                           the Company
                           Senior Vice
                           President and
                           Controller of SAI

James W. Rowan*        35  Senior Vice          1996        Vice President           1993-1995
                           President                        Assistant to the              1992
                           of the Company                   Chairman
                           Senior Vice          1995        Senior Vice President,   1986-1992
                           President of SAI                 Security Pacific Corp.

Lorin M. Fife*         44  Senior Vice          1994        Vice President and       1994-1995
                           President,                       General Counsel-
                           General Counsel                  Regulatory Affairs
                           and Assistant                    of SAI
                           Secretary of the                 Vice President and       1989-1994
                           Company                          Associate General
                           Senior Vice          1995        Counsel of SAI
                           President and                    (Joined SAI in 1989)
                           General Counsel-
                           Regulatory Affairs
                           of SAI

Susan L. Harris*       40  Senior Vice          1994        Vice President,          1994-1995
                           President and                    General Counsel-
                           Secretary of the                 Corporate Affairs
                           Company                          and Secretary of SAI
                           Senior Vice          1995        Vice President,          1989-1994
                           President and                    Associate General
                           General Counsel-                 Counsel and Secretary
                           Corporate Affairs                of SAI (Joined SAI in
                           and Secretary of                 1985)
                           SAI

N. Scott Gillis        44  Senior Vice          1994        Vice President and       1989-1994
                           President and                    Controller, SunAmerica
                           Controller of the                Life Companies ("SLC")
                           Company                          (Joined SAI in 1985)
                           Vice President of    1997
                           SAI

Edwin R. Reoliquio     40  Senior Vice          1995        Vice President and       1990-1995
                           President and                    Actuary, SLC
                           Chief Actuary
                           of the Company

--------------------------------------
*   Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                            Other Positions and
                                              Year          Other Business
                           Present            Assumed       Experience Within
    Name               Age Position(s)        Position(s)   Last Five Years**        From-To
-------------          --- -----------        -----------   -----------------        -------
Victor E. Akin         33  Senior Vice        1996          Vice President, SLC      1995-1996
                           President of                     Director, Product
                           the Company                      Development, SLC
                                                            Manager, Business        1994-1995
                                                            Development, SLC
                                                            Actuary, Milliman        1993-1994
                                                            and Robertson
                                                            Consultant, Chalke       1992-1993
                                                            Inc.

Scott H. Richland      35  Vice President     1994          Vice President and       1995-1997
                           Senior Vice        1997          Treasurer of SAI
                           President and                    Vice President and       1994-1995
                           Treasurer of SAI                 Asst. Treasurer of
                                                            SAI
                                                            Asst. Treasurer of       1993-1994
                                                            SAI
                                                            Director, SunAmerica     1990-1993
                                                            Investments, Inc.
                                                            (Joined SAI in 1990)

David W. Ferguson      44  Director           1987          Partner, Davis Polk      1980 to
                                                            & Wardwell               present

Thomas A. Harnett      73  Director           1987          Partner, Lane &          1989 to
                                                            Mitterdorf, LLP          present

Margery K. Neale       38  Director           1996          Partner, Shereff,        1990 to
                                                            Friedman, Hoffman        present
                                                            & Goodman, LLP

Lester Pollack         64  Director           1987          Chief Executive          1986 to
                                                            Officer, Centre          present
                                                            Partners, L.P.
                                                            Managing Partner,        1986 to
                                                            Lazard Freres & Co.      present
                                                            Senior Managing          1988 to
                                                            Director, Corporate      present
                                                            Advisors, L.P.

Richard D. Rohr        71  Director           1987          Partner, Bodman,         1958 to
                                                            Longley & Dahling        present





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

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities in the Company during 1997:

      Name of Individual or              Capacities In Which      Allocated Cash
            Number in Group                           Served        Compensation
      ---------------------        -------------------------      --------------
      Eli Broad                    Chairman, Chief Executive             $ 8,700
                                    Officer and President
      Joseph M. Tumbler            Executive Vice President                5,438
      Jay S. Wintrob               Executive Vice President                5,438
      James R. Belardi             Senior Vice President                   2,538
      Jana Waring Greer            Senior Vice President                   4,812

      All Executive Officers as
        a Group (14)                                                     $46,308
                                                                       =========

      Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly-owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At December 15, 1997, Mr. Broad was the beneficial owner of 10,706,006 shares of Common Stock (5.68% of the class outstanding) and 13,740,441 shares of Class
B Common Stock (84.40% of the class outstanding). Of the Common Stock, 1,063,773 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 6,949,512 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 15, 1998 and as to which he has no voting or investment power. Of the Class B Stock, 12,684,210 shares are held directly by Mr. Broad and 1,056,231 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At December 15, 1997, all directors and officers as a group beneficially owned 14,338,041 shares of Common Stock (7.64% of the class outstanding) and 13,740,441 shares of Class B Common Stock (84.40% of the class outstanding). All share numbers reflect a 3-for-2 Stock split paid in the form of a stock dividend on August 29, 1997 to holders of record on August 20, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.
                                     22

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

      Reference is made to the index set forth on page F-1 of this report.


EXHIBITS

Exhibit
  No                                       Description
-------
  3(a) Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation.

  3(b) Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.

 27         Financial Data Schedule


REPORTS ON FORM 8-K

No current report on Form 8-K was filed during the three months ended September 30, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST SUNAMERICA LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
                              Senior Vice President, Treasurer and Director
December 22, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                             Date
            ---------               -----                             ----
/s/   ELI BROAD                     Chairman, Chief Executive         December 22, 1997
------------------------------      Officer and President             -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President,            December 22 , 1997
------------------------------      Treasurer and Director            -----------------
      Scott L. Robinson             (Principal Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and         December 22, 1997
------------------------------      Controller (Principal             -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JAY S. WINTROB                Executive Vice President          December 22, 1997
------------------------------      and Director                      -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President             December 22, 1997
------------------------------      and Director                      -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,            December 22, 1997
------------------------------      General Counsel, Assistant        -----------------
      Lorin M. Fife                 Secretary and Director

/s/   JANA W. GREER                 Senior Vice President             December 22, 1997
------------------------------      and Director                      -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,            December 22, 1997
------------------------------      Secretary and Director            -----------------
      Susan L. Harris

/s/   JAMES W. ROWAN                Senior Vice President             December 22, 1997
------------------------------      and Director                      -----------------
      James W. Rowan





            Signature               Title                          Date
            ---------               -----                          ----
/s/   EDWIN R. REOLIQUIO            Senior Vice President          December 22, 1997
------------------------------      and Chief Actuary              -----------------
      Edwin R. Reoliquio

/s/   PETER McMILLAN                Director                       December 22, 1997
------------------------------                                     -----------------
      Peter McMillan

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                        INDEX TO FINANCIAL STATEMENTS


                                                                Page(s)


Report of Independent Accountants                                 F-2

Balance Sheet as of September 30, 1997 and 1996                   F-3

Income Statement for the years ended
      September 30, 1997, 1996 and 1995                           F-4

Statement of Cash Flows for the years ended
      September 30, 1997, 1996 and 1995                           F-5 through
                                                                  F-6

Notes to Financial Statements                                     F-7 through
                                                                  F-21

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholder of First SunAmerica Life Insurance Company


In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Los Angeles, California
November 7, 1997

                          FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                       BALANCE SHEET
                                                                           September 30,
                                                          ------------------------------
                                                                   1997             1996
                                                         --------------   --------------
ASSETS

Investments:
  Cash and short-term investments                         $   1,689,000    $   6,707,000
  Bonds and notes:
    Available for sale, at fair value
      (amortized cost:  1997, $184,709,000;
      1996, $146,908,000)                                   188,533,000      146,401,000
  Common stocks, at fair value
    (cost:  1997 and 1996, $0)                                   19,000          129,000
                                                          -------------    -------------
  Total investments                                         190,241,000      153,237,000

Variable annuity assets                                     171,475,000       68,901,000
Accrued investment income                                     2,179,000        1,462,000
Deferred acquisition costs                                   18,094,000       12,127,000
Income taxes currently receivable                                   ---          299,000
Other assets                                                    861,000          842,000
                                                          -------------    -------------
TOTAL ASSETS                                              $ 382,850,000    $ 236,868,000
                                                          =============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                    $ 180,805,000    $ 140,613,000
  Payable to brokers for purchases of securities              1,010,000        1,939,000
  Income taxes currently payable                                540,000              ---
  Other liabilities                                           1,722,000          845,000
                                                          -------------    -------------
  Total reserves, payables and
    accrued liabilities                                     184,077,000      143,397,000
                                                          -------------    -------------
Variable annuity liabilities                                171,475,000       68,901,000
                                                          -------------    -------------
Deferred income taxes                                         1,836,000        1,350,000
                                                          -------------    -------------
Shareholder's equity:
  Common Stock                                                3,000,000        3,000,000
  Additional paid-in capital                                 14,428,000       14,428,000
  Retained earnings                                           7,096,000        5,973,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale                        938,000         (181,000)
                                                          -------------    -------------
  Total shareholder's equity                                 25,462,000       23,220,000
                                                          -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $ 382,850,000    $ 236,868,000
                                                          =============    =============

                                  See accompanying notes

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                   INCOME STATEMENT

                                                           Years ended September 30,
                                   -------------------------------------------------
                                            1997              1996              1995
                                   -------------      ------------      ------------
Investment income                  $  12,781,000      $  9,957,000      $  7,834,000
                                   -------------      ------------      ------------
Interest expense on:
  Fixed annuity contracts            (10,089,000)       (7,155,000)       (5,042,000)
  Senior indebtedness                        ---            (4,000)           (8,000)
                                   -------------      ------------      ------------
Total interest expense               (10,089,000)       (7,159,000)       (5,050,000)
                                   -------------      ------------      ------------
NET INVESTMENT INCOME                  2,692,000         2,798,000         2,784,000
                                   -------------      ------------      ------------
NET REALIZED INVESTMENT
  GAINS (LOSSES)                         360,000          (539,000)       (1,348,000)
                                   -------------      ------------      ------------
Fee income:
  Variable annuity fees                1,712,000           690,000           412,000
  Surrender charges                      304,000           221,000           194,000
                                   -------------      ------------      ------------
TOTAL FEE INCOME                       2,016,000           911,000           606,000
                                   -------------      ------------      ------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                            (1,842,000)       (1,480,000)       (1,004,000)
                                   -------------      ------------     ------------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                   (1,158,000)         (500,000)         (300,000)
                                   -------------      ------------     -------------

ANNUAL COMMISSIONS                       (18,000)          (19,000)          (33,000)
                                   -------------      ------------      ------------

PRETAX INCOME                          2,050,000         1,171,000           705,000

Income tax expense                      (927,000)         (448,000)         (182,000)
                                   -------------      ------------      ------------

NET INCOME                         $   1,123,000      $    723,000      $    523,000
                                   =============      ============      ============










                                See accompanying notes

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                STATEMENT OF CASH FLOWS
                                                           Years ended September 30,
                                            ----------------------------------------
                                                    1997          1996          1995
                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  1,123,000  $    723,000  $    523,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Interest credited to fixed annuity
        contracts                             10,089,000     7,155,000     5,042,000
      Net realized investment
        (gains) losses                          (360,000)      539,000     1,348,000
      Accretion of net discounts on
        investments                              (97,000)     (343,000)     (394,000)
      Amortization of goodwill                    57,000        58,000        58,000
      Provision for deferred income taxes       (116,000)      740,000       333,000
  Change in:
    Deferred acquisition costs                (8,467,000)   (5,736,000)   (2,740,000)
    Income taxes receivable/payable              839,000      (322,000)     (418,000)
  Other, net                                    (382,000)     (254,000)     (323,000)
                                            ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                     2,686,000     2,560,000     3,429,000
                                            ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                         (101,287,000) (124,681,000) (125,130,000)
    Common stock                                     ---           ---      (112,000)
  Sales of:
    Bonds and notes                           49,018,000    80,440,000    55,553,000
    Common stock                                 140,000           ---           ---
  Redemptions and maturities of:
    Bonds and notes                           13,856,000    11,514,000    21,369,000
    Mortgage loans                                   ---     4,736,000        35,000
                                            ------------  ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES        (38,273,000)  (27,991,000)  (48,285,000)
                                            ------------  ------------  ------------

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          STATEMENT OF CASH FLOWS (Continued)
                                                            Years ended September 30,
                                               --------------------------------------
                                                      1997         1996          1995
                                              ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
     contracts                                $ 70,812,000  $45,417,000  $ 51,681,000
  Net exchanges from the fixed
     accounts of variable annuity contracts    (22,346,000)  (4,719,000)      (87,000)
  Withdrawal payments on fixed annuity
     contracts                                 (15,310,000)  (9,850,000)  (14,131,000)
  Claims and annuity payments on fixed
     annuity contracts                          (3,176,000)  (3,752,000)   (2,974,000)
  Net receipts from (repayments of)
     other short-term financings                   589,000   (1,340,000)    1,964,000
                                              ------------  -----------  ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                    30,569,000   25,756,000    36,453,000
                                              ------------  -----------  ------------
NET INCREASE/(DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                        (5,018,000)     325,000    (8,403,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                            6,707,000    6,382,000    14,785,000
                                              ------------  -----------  ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $  1,689,000  $ 6,707,000   $ 6,382,000
                                              ============  ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness               $        ---  $     4,000   $     8,000
                                              ============  ===========  ============
  Net income taxes paid                       $    203,000  $    30,000   $   254,000
                                              ============  ===========  ============












                                See accompanying notes
                                          F-6

                        FIRST SUNAMERICA LIFE INSURANCE COMPANY

                             NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      First SunAmerica Life Insurance Company (The "Company") is a New York-domiciled life insurance company engaged primarily in the business of writing fixed and variable annuity contracts in the state of New York.

      The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest; strengths, weaknesses and volatility of equity markets; and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company, an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). Certain prior period amounts have been reclassified to conform with the 1997 presentation.

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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

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

      DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been decreased by $2,400,000 at September 30, 1997 and increased by $100,000 at September 30, 1996 for this adjustment.

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

      GOODWILL: Goodwill, amounting to $763,000 at September 30, 1997, is amortized by using the straight-line method over a period of 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

      FEE INCOME: Variable annuity fees and surrender charges are recorded in income as earned.

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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.    INVESTMENTS

      The amortized cost and estimated fair value of bonds and notes available for sale by major category follow:

                                                                    Estimated
                                                  Amortized              fair
                                                       cost             value
                                              -------------     -------------

      AT SEPTEMBER 30, 1997:

        Securities of the United States
          Government                          $  11,073,000     $  11,224,000
        Mortgage-backed securities               69,355,000        70,677,000
        Securities of public utilities            4,426,000         4,496,000
        Corporate bonds and notes                78,372,000        80,405,000
        Other debt securities                    21,483,000        21,731,000
                                              -------------     -------------
        Total available for sale              $ 184,709,000     $ 188,533,000
                                              =============     =============

      AT SEPTEMBER 30, 1996:

        Securities of the United States
          Government                          $   9,631,000     $   9,562,000
        Mortgage-backed securities               75,846,000        75,607,000
        Securities of public utilities            1,032,000           971,000
        Corporate bonds and notes                41,545,000        41,722,000
        Other debt securities                    18,854,000        18,539,000
                                              -------------     -------------
        Total available for sale              $ 146,908,000     $ 146,401,000
                                              =============     =============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

      The amortized cost and estimated fair value of bonds and notes available for sale by contractual maturity, as of September 30, 1997, follow:

                                                                    Estimated
                                                    Amortized            fair
                                                         cost           value
                                                -------------   -------------

        Due in one year or less                 $     250,000   $     251,000
        Due after one year through five years      23,461,000      23,749,000
        Due after five years through ten years     54,161,000      55,688,000
        Due after ten years                        37,482,000      38,168,000
        Mortgage-backed securities                 69,355,000      70,677,000
                                                -------------   -------------
        Total available for sale                $ 184,709,000   $ 188,533,000
                                                =============   =============


      Actual maturities of bonds and notes will differ from those shown above due to prepayments and redemptions.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

      Gross unrealized gains and losses on bonds and notes available for sale by major category follow:

                                                        Gross           Gross
                                                   unrealized      unrealized
                                                        gains          losses
                                                  -----------    ------------
      AT SEPTEMBER 30, 1997:

        Securities of the United States
          Government                              $   151,000    $        ---
        Mortgage-backed securities                  1,393,000         (71,000)
        Securities of public utilities                 70,000             ---
        Corporate bonds and notes                   2,132,000         (99,000)
        Other debt securities                         256,000          (8,000)
                                                  -----------    ------------
        Total available for sale                  $ 4,002,000    $   (178,000)
                                                  ===========    ============

      AT SEPTEMBER 30, 1996:

        Securities of the United States
          Government                              $    55,000    $   (124,000)
        Mortgage-backed securities                    515,000        (754,000)
        Securities of public utilities                    ---         (61,000)
        Corporate bonds and notes                     749,000        (572,000)
        Other debt securities                           3,000        (318,000)
                                                  -----------    ------------
        Total available for sale                  $ 1,322,000    $ (1,829,000)
                                                  ===========    ============

      At September 30, 1997, gross unrealized gains on equity securities available for sale aggregated $19,000 and there were no unrealized losses. At September 30, 1996, gross unrealized gains on equity securities available for sale aggregated $129,000 and there were no unrealized losses.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


3.    INVESTMENTS (continued)

      Gross realized investment gains and losses on sales of investments are as follows:

                                                    Years ended September 30,
                                       --------------------------------------
                                              1997          1996         1995
                                       -----------   -----------  -----------
      BONDS AND NOTES:
        Realized gains                 $ 1,163,000   $ 1,039,000  $   423,000
        Realized losses                   (863,000)   (1,295,000)  (1,771,000)

      COMMON STOCKS:
        Realized gains/losses              140,000      (112,000)         ---

      IMPAIRMENT WRITEDOWNS                (80,000)     (171,000)         ---
                                       -----------   -----------  -----------
        Total net realized
          investment gains/losses      $   360,000   $  (539,000) $(1,348,000)
                                       ===========   ===========  ===========


      The sources and related amounts of investment income are as follows:

                                                    Years ended September 30,
                                       --------------------------------------
                                              1997          1996         1995
                                       -----------   -----------  -----------
      Short-term investments           $   234,000   $   390,000  $ 1,045,000
      Bonds and notes                   12,547,000     9,186,000    6,291,000
      Mortgage loans                           ---       381,000      498,000
                                       -----------   -----------  -----------

         Total investment income       $12,781,000   $ 9,957,000  $ 7,834,000
                                       ===========   ===========  ===========

      Expenses incurred to manage the investment portfolio amounted to $99,000 for the year ended September 30, 1997, $121,000 for the year ended
      September 30, 1996, and $125,000 for the year ended September 30, 1995 and are included in General and Administrative Expenses in the income statement.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.    INVESTMENTS (continued)

      The carrying values of investments in any one entity or its affiliates exceeding 10% of the Company's shareholder's equity at September 30, 1997 are as follows:


      Bonds and notes:
        Lockheed Martin Corp.                                     $ 4,078,000
        Nabisco Inc.                                                4,061,000
        PacificCorp                                                 3,033,000
                                                                  ===========

      At September 30, 1997, bonds and notes included $13,082,000 (fair value of $13,969,000) of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at September 30, 1997.

      At September 30, 1997, there were no investments in default as to the payment of principal or interest.

      At September 30, 1997, $518,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

      COMMON STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information.

      VARIABLE ANNUITY ASSETS: Variable annuity assets are carried at the market value of the underlying securities.

      RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

      PAYABLE TO BROKERS FOR PURCHASES OF SECURITIES: Such obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

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

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at
      September 30, 1997 and 1996, compared with their respective carrying values, are as follows:
                                                   Carrying               Fair
                                                      value              value
                                               ------------      -------------
      1997:

      ASSETS:
        Cash and short-term investments        $  1,689,000      $   1,689,000
        Bonds and notes                         188,533,000        188,533,000
        Common stocks                                19,000             19,000
        Variable annuity assets                 171,475,000        171,475,000

      LIABILITIES:
        Reserves for fixed annuity
          contracts                             180,805,000        171,809,000
        Payable to brokers for purchases
          of securities                           1,010,000          1,010,000
        Variable annuity liabilities            171,475,000        163,045,000
                                                ============     =============
      1996:

      ASSETS:
        Cash and short-term investments         $  6,707,000     $   6,707,000
        Bonds and notes                          146,401,000       146,401,000
        Common stocks                                129,000           129,000
        Variable annuity assets                   68,901,000        68,901,000

      LIABILITIES:
        Reserves for fixed annuity
          contracts                              140,613,000       134,479,000
        Payable to brokers for purchases
          of securities                            1,939,000         1,939,000
        Variable annuity liabilities              68,901,000        65,546,000
                                                ============     =============

5.    CONTINGENT LIABILITIES

      The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


6.    SHAREHOLDER'S EQUITY

      The Company is authorized to issue 300 shares of its $10,000 par value
      Common Stock. At September 30, 1997 and 1996, 300 shares were outstanding.

      Changes in shareholder's equity are as follows:
                                                     Years ended September 30,
                                      ----------------------------------------
                                              1997          1996          1995
                                      ------------  ------------  ------------
      RETAINED EARNINGS:
        Beginning balance             $  5,973,000  $  5,250,000  $  4,727,000
        Net income                       1,123,000       723,000       523,000
                                      ------------  ------------  ------------
        Ending balance                $  7,096,000  $  5,973,000  $  5,250,000
                                      ============  ============  ============
      NET UNREALIZED GAINS/LOSSES
        ON DEBT AND EQUITY SECURITIES
        AVAILABLE FOR SALE:
          Beginning balance           $   (181,000) $   (860,000) $ (2,340,000)
          Change in net unrealized
            gains/losses on debt
            securities available
            for sale                     4,331,000       939,000     4,254,000
          Change in net unrealized
            gains/losses on equity
            securities available
            for sale                      (110,000)      206,000       (77,000)
          Change in adjustment to
            deferred acquisition costs  (2,500,000)     (100,000)   (1,900,000)
          Tax effect of net changes       (602,000)     (366,000)     (797,000)
                                      ------------  ------------  ------------
          Ending balance              $    938,000  $   (181,000) $   (860,000)
                                      ============  ============  ============

      For a life insurance company domiciled in the State of New York, no dividend may be distributed to any shareholder unless notice of the domestic insurer's intention to declare such dividend and the amount have been filed with the Superintendent of Insurance not less than 30 days in advance of such proposed declaration, or if the Superintendent disapproves the distribution of the dividend within the 30-day period. No dividends were paid in fiscal years 1997, 1996 or 1995.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


6.    SHAREHOLDER'S EQUITY (continued)

      Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended
      September 30, 1997 was $7,000.  The statutory net loss for the year ended
      December 31, 1996 was $450,000 and the statutory net loss for the year ended December 31, 1995 was $2,083,000. The Company's statutory capital and surplus was $12,696,000 at September 30, 1997, $13,126,000 at
      December 31, 1996 and $13,862,000 at December 31, 1995.


7.    INCOME TAXES

      The components of the provisions for income taxes on pretax income consist of the following:
                                    Net realized
                                      investment
                                   gains (losses)   Operations          Total
                                  --------------  ------------  -------------
      1997:

      Currently payable           $       88,000  $    955,000  $   1,043,000
      Deferred                            60,000      (176,000)      (116,000)
                                  --------------  ------------  -------------
      Total income tax expense    $      148,000  $    779,000  $     927,000
                                  ==============  ============  =============
      1996:

      Currently payable           $     (121,000) $   (171,000) $    (292,000)
      Deferred                          (105,000)      845,000        740,000
                                  --------------  ------------  -------------
      Total income tax expense    $     (226,000) $    674,000  $     448,000
                                  ==============  ============  =============
      1995:

      Currently payable           $     (592,000) $    441,000  $    (151,000)
      Deferred                           (28,000)      361,000        333,000
                                  --------------  ------------  -------------
      Total income tax expense    $     (620,000) $    802,000  $     182,000
                                  ==============  ============  =============





                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


7.    INCOME TAXES (continued)

      Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                    Years ended September 30,
                                             --------------------------------
                                                 1997        1996        1995
                                            ---------   ---------   ---------
      Amount computed at statutory rate     $ 718,000   $ 410,000   $ 247,000
      Increases (decreases) resulting from:
        Amortization of differences
          between book and tax bases of
          net assets acquired                  20,000      20,000      20,000
        State income taxes, net
          of federal tax benefit              200,000      25,000     (86,000)
        Other, net                            (11,000)     (7,000)      1,000
                                            ---------   ---------   ---------
      Total income tax expense              $ 927,000   $ 448,000   $ 182,000
                                            =========   =========   =========



























                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

                   NOTES TO FINANCIAL STATEMENTS (continued)


7.    INCOME TAXES (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
      The significant components of the liability for Deferred Income Taxes are as follows:

                                                                September 30,
                                                -----------------------------
                                                         1997            1996
                                                -------------   -------------
      DEFERRED TAX LIABILITIES:
      Investments                               $     153,000   $     225,000
      Deferred acquisition costs                    6,191,000       3,902,000
      Net unrealized gains on debt
        and equity securities
        available for sale                            505,000             ---
      Other liabilities                                75,000          84,000
                                                -------------   -------------
      Total deferred tax liabilities                6,924,000       4,211,000
                                                -------------   -------------

      DEFERRED TAX ASSETS:
      Contractholder reserves                      (4,898,000)      (2,582,000)
      State income taxes                              (79,000)        (79,000)
      Net unrealized losses on debt
        and equity securities
        available for sale                                ---         (97,000)
      Other assets                                   (111,000)       (103,000)
                                                -------------   -------------
      Total deferred tax assets                    (5,088,000)     (2,861,000)
                                                -------------   -------------

      Deferred income taxes                     $   1,836,000   $   1,350,000
                                                =============   =============

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY

8.    RELATED PARTY MATTERS

      The Company pays commissions to three affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp. and Royal Alliance Associates, Inc. These broker-dealers represent a significant portion of the Company's business, amounting to approximately 57.1%, 57.9% and 31.2% of premiums in 1997, 1996 and 1995, respectively. Commissions paid to these broker-dealers totaled $4,486,000 in 1997, $2,646,000 in 1996, and
      $761,000 in 1995. No single unaffiliated broker-dealer was responsible for more than 13% of total sales in the years ended September 30, 1997, 1996, and 1995.

      The Company paid occupancy and office services expenses to Royal Alliance Associates, Inc. totaling $15,000 for the year ended September 30, 1996 and $113,000 for the year ended September 30, 1995. The Company paid no such charges in the year ended September 30, 1997.

      The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies. Amounts paid for such services totaled $2,454,000 for the year ended September 30, 1997, $2,097,000 for the year ended September 30, 1996 and $722,000 for the year ended September 30, 1995. Such amounts are included in General and Administrative Expenses in the income statement.

9.    SUBSEQUENT EVENTS

      On October 31, 1997, the Company merged with John Alden Life Insurance Company of New York, an affiliate, which had approximately $1,375,000,000 of annuity reserves at September 30, 1997.

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                            LIST OF EXHIBITS FILED




Exhibit
  No.                       Description
-------                     -----------


3(a) Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation.

27      Financial Data Schedule.