Form 10-Q
period 1997-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1998-02-17
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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
Registrant's telephone number, including area code (800) 272-3007


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No
                                               ----    ----
      The number of shares outstanding of the registrant's common stock on February 13, 1998 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding










                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      December 31, 1997 and September 30, 1997                       3 - 4


      Income Statement (Unaudited) -
      Three Months Ended December 31, 1997 and 1996                      5


      Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1997 and 1996                  6 - 7


      Notes to Financial Statements (Unaudited)                          8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 19


Part II - Other Information                                             20
























                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                                 BALANCE SHEET
                                  (Unaudited)


                                                 December 31,    September 30,
                                                         1997             1997
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments             $    71,060,000  $    50,585,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    December 1997, $1,368,509,000;
    September 1997, $1,459,112,000)             1,407,942,000    1,499,253,000
  Mortgage loans                                  130,023,000      131,117,000
  Other invested assets                             7,982,000        9,277,000
                                               --------------   --------------
  Total investments                             1,617,007,000    1,690,232,000

Variable annuity assets                           194,892,000      171,475,000
Accrued investment income                          19,524,000       22,243,000
Deferred acquisition costs                         93,087,000       96,516,000
Other assets                                        1,700,000        4,024,000
                                               --------------   --------------
TOTAL ASSETS                                  $ 1,926,210,000  $ 1,984,490,000
                                               ==============   ==============

















                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                           BALANCE SHEET (Continued)
                                  (Unaudited)

                                                 December 31,    September 30,
                                                         1997             1997
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts       $  1,534,514,000  $ 1,556,656,000
  Payable to brokers for purchases of
    securities                                            ---       12,460,000
  Income taxes payable                              4,395,000        2,236,000
  Other liabilities                                13,933,000       68,601,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     1,552,842,000    1,639,953,000
                                               --------------   --------------
Variable annuity liabilities                      194,892,000      171,475,000
                                               --------------   --------------
Deferred income taxes                               5,878,000        4,984,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                      144,428,000      144,428,000
  Retained earnings                                19,099,000       14,826,000
  Net unrealized gains on debt and
    equity securities available for sale            6,071,000        5,824,000
                                               --------------   --------------
  Total shareholder's equity                      172,598,000      168,078,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $  1,926,210,000  $ 1,984,490,000
                                               ==============   ==============











                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                               INCOME STATEMENT
                                  (Unaudited)

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                              1997              1996
                                                     -------------     -------------
        Investment income                           $   29,882,000     $   2,893,000
                                                     -------------     -------------
        Interest expense on:
          Fixed annuity contracts                      (21,307,000)       (2,257,000)
          Senior indebtedness                              (28,000)              ---
                                                     -------------     -------------
        Total interest expense                         (21,335,000)       (2,257,000)
                                                     -------------     -------------
        NET INVESTMENT INCOME                            8,547,000           636,000
                                                     -------------     -------------
        NET REALIZED INVESTMENT GAINS                    2,075,000           459,000
                                                     -------------     -------------
        Fee income:
          Variable annuity fees                            699,000           292,000
          Surrender charges                                954,000            56,000
                                                     -------------     -------------
        TOTAL FEE INCOME                                 1,653,000           348,000
                                                     -------------     -------------
        GENERAL AND ADMINISTRATIVE
          EXPENSES                                        (944,000)         (357,000)
                                                     -------------     -------------
        AMORTIZATION OF DEFERRED
          ACQUISITION COSTS                             (4,026,000)         (302,000)
                                                     -------------------------------
        ANNUAL COMMISSIONS                                (112,000)           (4,000)
                                                     -------------     -------------

        PRETAX INCOME                                    7,193,000           780,000

        Income tax expense                              (2,919,000)         (316,000)
                                                     -------------     -------------

        NET INCOME                                  $    4,274,000     $     464,000
                                                     =============     =============



                                     See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                              Three Months Ended December 31,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $    4,274,000       $    464,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to fixed annuity
      contracts                                 21,307,000          2,257,000
    Net realized investment gains               (2,075,000)          (459,000)
    Accretion of net discounts on
      investments                                 (543,000)           (55,000)
    Amortization of goodwill                        14,000             15,000
    Provision for deferred income taxes            761,000            276,000
Change in:
  Deferred acquisition costs                      (471,000)        (2,700,000)
  Income taxes currently payable                 2,159,000             40,000
Other, net                                       4,701,000           (192,000)
                                              ------------       ------------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          30,127,000           (354,000)
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                           (173,754,000)       (32,592,000)
    Common stock                                   (11,000)               ---
  Sales of:
    Bonds and notes                            230,398,000          7,227,000
    Common stock                                       ---            139,000
  Redemptions and maturities of:
    Bonds and notes                             23,953,000            608,000
    Mortgage loans                               1,258,000                ---
                                              ------------       ------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          81,844,000        (24,618,000)
                                              ------------       ------------





                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


                                              Three Months Ended December 31,
                                              -------------------------------
                                                      1997               1996
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                 $ 30,790,000       $ 25,828,000
  Net exchanges from the fixed accounts
    of variable annuity contracts              (11,632,000)        (2,551,000)
  Withdrawal payments on fixed annuity
    contracts                                  (55,669,000)        (2,451,000)
  Claims and annuity payments on fixed
    annuity contracts                           (6,925,000)          (932,000)
  Net repayments of other short-term
    financings                                 (13,284,000)            (1,000)
  Cession of non-annuity product lines         (34,776,000)               ---
                                              ------------       ------------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                         (91,496,000)        19,893,000
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                        20,475,000         (5,079,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                           50,585,000          6,707,000
                                              ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                               $ 71,060,000       $  1,628,000
                                              ============       ============

Supplemental cash flow information:

  Interest paid on indebtedness               $     28,000       $        ---
                                              ============       ============

  Income taxes paid                           $      1,000       $        ---
                                              ============       ============







                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



1.    Basis of Presentation
      ---------------------

      First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997 and September 30, 1997, and the results of its operations and its cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1997, contained in the Company's Annual Report on Form 10-K. The September 30, 1997 balance sheet has been restated from that included in the Annual Report on Form 10-K to reflect the merger with John Alden Life Insurance Company of New York (see Note 2). Certain items have been reclassified to conform to the current period's presentation.

2.    Business Combination
      ---------------------

      On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. The income statement for the three months ended December 31, 1997 includes the results of JANY's operations for the full period between October 1, 1997 and December 31, 1997. On a pro forma basis, assuming the acquisition and merger had occurred on October 1, 1996, the beginning of the three-month period ended December 31, 1996, revenues (investment income, net realized investment losses and fee income) would have been $29.5 million and net income would have been $2.5 million for the three months ended December 31, 1996.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended December 31, 1997 ("Fiscal 1998") and December 31, 1996 ("Fiscal 1997") follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $4.3 million in Fiscal 1998, compared with net income of $0.5 million in Fiscal 1997. On October 31, 1997, John Alden Insurance Company of New York ("JANY") was merged with and into the Company. JANY was acquired by SunAmerica Life Insurance Company, the Company's parent, on March 31, 1997 in a transaction accounted for under the purchase method of accounting, and, accordingly, the results of operations include those of JANY only from its date of acquisition. The income statement for the three months ended December 31, 1997 includes the results of JANY's operations for the full period between October 1, 1997 and December 31, 1997, and the income statement for the three months ended December 31, 1996 does not include JANY's operating results. Consequently, operating results for Fiscal 1998 and Fiscal 1997 are not comparable. On a pro forma basis, using the historical operating results of JANY and assuming the merger had been consummated on October 1, 1996, the beginning of the prior-year period discussed herein, net income would have been $2.5 million for the quarter ended December 31, 1996.


                                      9
      PRETAX INCOME totaled $7.2 million in Fiscal 1998, compared with pretax income of $0.8 million in Fiscal 1997. This $6.4 million improvement primarily resulted from increased net investment income, net realized investment gains and variable annuity fees, partially offset by increased amortization of deferred acquisition costs, which are primarily related to the operations of JANY.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $8.5 million in Fiscal 1998 from $0.6 million in Fiscal 1997. These amounts equal 2.17% on average invested assets (computed on a daily basis) of $1.58 billion in Fiscal 1998 and 1.58% on average invested assets of $160.5 million in Fiscal 1997. As a result of the merger, net investment income as a percent of average invested assets has increased. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, net investment income on related average invested assets would have totaled $7.7 million, representing 1.96% on pro forma average invested assets of $1.56 billion, for the three months ended December 31, 1996.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $30.9 million in Fiscal 1998 and $10.8 million in Fiscal 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.06% in Fiscal 1998 and 1.18% in Fiscal 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the Spread Difference would have been 1.78% for the three months ended December 31, 1996.

      Investment income (and the related yields on average invested assets) totaled $29.9 million (7.57%) in Fiscal 1998, compared with $2.9 million (7.21%) in Fiscal 1997. Investment income increased primarily because of the higher levels of average invested assets resulting from the merger of JANY with the Company. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, investment income would have been $28.8 million (7.37%) for the three months ended December 31, 1996. Investment yields were higher in Fiscal 1998 because a reapportionment of the portfolio resulted in the acquisition of higher-yielding bonds.

      Total interest expense equalled $21.3 million in Fiscal 1998 and $2.3 million in Fiscal 1997. The average rate paid on all interest-bearing liabilities was 5.51% in Fiscal 1998 and 6.03% in Fiscal 1997. Interest-bearing liabilities averaged $1.55 billion in Fiscal 1998 and $149.7 million in Fiscal 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the average rate paid on interest-bearing liabilities would have been 5.59% for the three months ended December 31, 1996.

      NET REALIZED INVESTMENT GAINS totaled $2.1 million in Fiscal 1998, compared with $0.5 million in Fiscal 1997. Such gains primarily comprise net gains and losses on sales of bonds which were generally made to maximize total return.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $0.7 million in Fiscal 1998 and $0.3 million in Fiscal 1997. These increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts,

                                     10
partially offset by surrenders. Variable annuity assets averaged $180.9 million during Fiscal 1998 and $77.6 million during Fiscal 1997. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $23.6 million in Fiscal 1998 and $37.1 million in Fiscal 1997. The decline in Variable Annuity Product Sales may be attributed to more restrictive fixed-rate promotions in Fiscal 1998 than in Fiscal 1997. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, recent administration budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocation within variable annuity contracts and certain other proposals relating to annuities (see "Regulation").

      SURRENDER CHARGES on fixed and variable annuities totaled $1.0 million in Fiscal 1998, compared with $56,000 in Fiscal 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $57.7 million (including $51.5 million attributable to the merger) in Fiscal 1998 and $3.8 million in Fiscal 1997. These payments represent 13.6% (15.3% of average fixed annuity reserves associated with the merger) and 7.0%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $2.0 million in Fiscal 1998 and $1.3 million in Fiscal 1997, and represent 4.4% and 7.0%, respectively, of average variable annuity liabilities. Management anticipates that withdrawal rates will gradually increase in the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.9 million in Fiscal 1998 and $0.3 million in Fiscal 1997. Expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.0 million in Fiscal 1998, compared with $0.3 million in Fiscal 1997. The increase in amortization primarily reflects the amortization of the deferred acquisition costs attributable to the merger, which aggregated $3.5 million. Amortization has also increased due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's annuity contracts. Annual commissions totaled $112,000 in Fiscal 1998 and $4,000 in Fiscal 1997. This increase is primarily attributable to the annuity contracts acquired in the merger. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $2.9 million in Fiscal 1998, compared with $0.3 million in Fiscal 1997, representing effective annualized tax rates of 41% in both periods.







                                     11
FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 2.7% to $172.6 million at December 31, 1997 from $168.1 million at September 30, 1997, primarily due to the $4.3 million of net income recorded in Fiscal 1998 and the $0.2 million increase in net unrealized gains on debt and equity securities available for sale.

      TOTAL ASSETS decreased by 2.9% to $1.93 billion at December 31, 1997 from $1.98 billion at September 30, 1997, principally due to a $73.2 million decrease in invested assets, partially offset by a $23.4 million increase in variable annuity assets.

      INVESTED ASSETS at December 31, 1997 totaled $1.62 billion, compared with $1.69 billion at September 30, 1997. This 4.3% decrease primarily resulted from the $34.8 million payment to Bankers Life Insurance Company in connection with the sale of JANY's life and accident and health business and from a $22.4 million decline in the reserve for fixed annuities.

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

      THE BOND PORTFOLIO, which comprises 87% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $39.4 million at December 31, 1997. At September 30, 1997, the fair value of the Bond Portfolio exceeded its amortized cost by $40.1 million.

      At December 31, 1997, the Bond Portfolio (at amortized cost) included $1.34 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"), and $28.1 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1997, approximately $1.28 billion of the Bond Portfolio (at amortized cost) was investment grade, including $484.0 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At December 31, 1997, the Bond Portfolio included $93.0 million (at amortized cost with a fair value of $95.7 million) of bonds that were not rated investment grade. Based on their December 31, 1997 amortized cost, these non-investment-grade bonds accounted for 4.8% of the Company's total assets and 5.9% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1997.

                                     12

      The following table summarizes the Company's rated bonds by rating classification as of December 31, 1997:


                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, By NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------   ----------  ----------  ---------    -----------  ----------   ---------- -----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $   855,550  $   883,313       1    $   153,008   $  158,542  $  1,008,558     63.93% $  1,041,855
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          229,843      232,136       2         37,114       38,205       266,957     16.92       270,341
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                993        1,008       3              0            0           993      0.06         1,008
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               87,512       90,238       4          4,489        4,500        92,001      5.83        94,738
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                  0            0       5              0            0             0      0.00             0
C1 to D
  [DD]
  {D}                           0            0       6              0            0             0      0.00             0
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES    $ 1,173,898  $ 1,206,695            $   194,611   $  201,247  $  1,368,509            $  1,407,942
                       ==========   ==========             ==========   ==========    ==========              ==========

Footnotes appear on the following page.


                                                           13
      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $28.1 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.





























                                      14

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $131.4 million at December 31, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1997, Secured Loans consisted of $118.6 million of publicly traded securities and $12.8 million of privately traded securities. These secured loans are composed of loans to 66 borrowers spanning 19 industries, with 19% of these assets (at amortized cost) concentrated in utilities, 13% concentrated in financial institutions, 12% concentrated in aerospace-defense and 11% concentrated in technology. No other industry constituted more than 8% of these assets.

      While the trading market for the Company's privately-traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $130.0 million at December 31, 1997 and consisted of 123 commercial first mortgage loans with an average loan balance of approximately $1.1 million, collateralized by properties located in 29 states. Approximately 57.6% of this portfolio was retail, 21.1% was office, 9.5% was industrial and 11.8% was other types. At December 31, 1997, approximately 13% and 12% of this portfolio were secured by properties located in Florida and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 1997, there were no mortgage loans with outstanding balances of $10 million or more, and approximately 14.2% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2001. During the three months ended December 31, 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At December 31, 1997, all mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 92% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1997.

                                     15
      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At December 31, 1997, these assets had an aggregate fair value of $1.62 billion with a duration of 3.9.
At December 31, 1997, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.47 billion with a duration of 3.4. The Company's potential exposure due to a relative 10% increase in interest rates prevalent at December 31, 1997 is a loss of approximately $7.9 million in fair value of its fixed-rate assets that is not offset by an increase in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss. Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cash flows resulting from embedded options such as prepayments and bond calls.

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

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the


                                     16
carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $2.3 million at December 31, 1997 and September 30, 1997 (at amortized cost, with a fair value of $2.3 million), and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1997, approximately $1.30 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $44.2 million, while approximately $67.2 million of the Bond Portfolio had an aggregate unrealized loss of $4.8 million. In addition, the Company's investment portfolio currently provides approximately $15.1 million of monthly cash flow from scheduled principal and interest payments.

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





                                     17

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company's Parent has a coordinated plan to repair or replace these noncompliant systems, and to obtain similar assurances from third parties interfacing with the Company's systems and applications, and expects to significantly complete its plan by the end of calendar year 1998. The cost of these changes will be substantially borne by the Company's affiliates and will not have a material impact on the Company's results of operations.


REGULATION

      The Company is subject to regulation and supervision by the States of New York, New Mexico and Nebraska, the states in which the Company is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance company holding systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, actuarial standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products. Recent administration budget proposals include the proposed taxation of exchanges involving variable annuity

                                     18
contracts and reallocations within variable annuity contracts and certain other proposals relating to annuities. The Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong popular and industry opposition to them. Other proposals made in recent years to limit the tax deferral of annuities have not been enacted. The Company believes that certain of the proposals, if implemented, would have an adverse effect on the Company's ability to sell variable annuities, and, consequently, on its results of operations. However, the Company would not expect this to materially impact earnings in the near term because the Company believes that adoption of the administration proposals, however unlikely, would reduce annuity surrenders on the existing block of variable annuity contracts and the ongoing earnings potential arising from that block would offset the near-term economic impact of the potential decrease in sales.












































                                     19
                         PART II - OTHER INFORMATION



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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------



EXHIBITS

Exhibit
  No.                              Description
-------                            -----------
  2(a) Agreement and Plan of Merger of John Alden Life Insurance Company of New York and First SunAmerica Life Insurance Company Into First SunAmerica Life Insurance Company is incorporated herein by reference to Exhibit 3(a) of the Company's 1997 Annual Report on Form 10-K, filed December 23, 1997.

  27        Financial Data Schedule



CURRENT REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed during the three months ended December 31, 1997.










                                     20
                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY

Date:  February 17, 1998     By:  SCOTT L. ROBINSON
                             ------------------------
                             Scott L. Robinson
                             Senior Vice President, Treasurer and Director

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          February 17, 1998
------------------------    Treasurer and Director         -----------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       February 17, 1998
------------------------    Controller (Principal          -----------------
      N. Scott Gillis       Accounting Officer)





























                                          21

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
  27              Financial Data Schedule.

















































                                     22