Form 10-Q
period 1998-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1998-05-18
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
Registrant's telephone number, including area code (800) 272-3007


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No
                                               ----    ----
      The number of shares outstanding of the registrant's common stock on May 15, 1998 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding










                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------

Part I - Financial Information

      Balance Sheet (Unaudited) -
      March 31, 1998 and September 30, 1997                         3 - 4


      Income Statement (Unaudited) -
      Three Months and Six Months Ended
      March 31, 1998 and 1997                                       5


      Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1998 and 1997                      6 - 7


      Notes to Financial Statements (Unaudited)                     8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           9 - 21


Part II - Other Information                                         22






















                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                                 BALANCE SHEET
                                  (Unaudited)


                                                    March 31,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $    22,194,000  $    50,585,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    March 1998, $1,371,785,000;
    September 1997, $1,459,112,000)             1,413,960,000    1,499,253,000
  Mortgage loans                                  150,713,000      131,117,000
  Other invested assets                             8,667,000        9,277,000
                                              ---------------  ---------------
  Total investments                             1,595,534,000    1,690,232,000

Variable annuity assets                           243,364,000      171,475,000
Accrued investment income                          20,114,000       22,243,000
Deferred acquisition costs                         90,094,000       96,516,000
Other assets                                        2,070,000        4,024,000
                                              ---------------  ---------------
TOTAL ASSETS                                  $ 1,951,176,000  $ 1,984,490,000
                                              ===============  ===============
















                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                           BALANCE SHEET (Continued)
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 1,503,217,000  $ 1,556,656,000
  Payable to brokers for purchases of
    securities                                      5,726,000       12,460,000
  Income taxes currently payable                    5,188,000        2,236,000
  Other liabilities                                12,350,000       68,601,000
                                              ---------------  ---------------
  Total reserves, payables
    and accrued liabilities                     1,526,481,000    1,639,953,000
                                              ---------------  ---------------
Variable annuity liabilities                      243,364,000      171,475,000
                                              ---------------  ---------------
Deferred income taxes                               4,418,000        4,984,000
                                              ---------------  ---------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                      144,428,000      144,428,000
  Retained earnings                                22,786,000       14,826,000
  Net unrealized gains on debt and
    equity securities available for sale            6,699,000        5,824,000
                                              ---------------  ---------------
  Total shareholder's equity                      176,913,000      168,078,000
                                              ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $ 1,951,176,000  $ 1,984,490,000
                                              ===============  ===============











                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                               INCOME STATEMENT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                   Three Months                  Six Months
                                      -------------------------   -------------------------
                                             1998          1997          1998          1997
                                      -----------   -----------   -----------   -----------
Investment income                     $29,569,000   $ 3,208,000   $59,451,000   $ 6,101,000
                                      -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts             (20,315,000)   (2,481,000)  (41,622,000)   (4,738,000)
  Senior indebtedness                         ---           ---       (28,000)          ---
                                      -----------   -----------   -----------   -----------
Total interest expense                (20,315,000)   (2,481,000)  (41,650,000)   (4,738,000)
                                      -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                   9,254,000       727,000    17,801,000     1,363,000
                                      -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS             395,000        66,000     2,470,000       525,000
                                      -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees                   821,000       369,000     1,520,000       661,000
  Surrender charges                     1,138,000        58,000     2,092,000       114,000
                                      -----------   -----------   -----------   -----------

TOTAL FEE INCOME                        1,959,000       427,000     3,612,000       775,000
                                      -----------   -----------   -----------   -----------

GENERAL AND ADMINISTRATIVE
  EXPENSES                             (1,086,000)     (404,000)   (2,030,000)     (761,000)
                                      -----------   -----------   -----------   -----------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                    (4,194,000)     (294,000)   (8,220,000)     (596,000)
                                      -----------   -----------   -----------   -----------
ANNUAL COMMISSIONS                        (27,000)       (5,000)     (139,000)       (9,000)
                                      -----------   -----------   -----------   -----------

PRETAX INCOME                           6,301,000       517,000    13,494,000     1,297,000

Income tax expense                     (2,614,000)     (176,000)   (5,533,000)     (492,000)
                                      -----------   -----------   -----------   -----------
NET INCOME                            $ 3,687,000   $   341,000   $ 7,961,000   $   805,000
                                      ===========   ===========   ===========   ===========

                                     See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                   Six Months Ended March 31,
                                             --------------------------------
                                                      1998               1997
                                             -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $   7,961,000       $    805,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Interest credited to fixed annuity
        contracts                               41,622,000          4,738,000
      Net realized investment gains             (2,470,000)          (525,000)
      Amortization of net discounts
        on investments                            (836,000)           (61,000)
      Amortization of goodwill                      28,000             29,000
      Provision for deferred income taxes       (1,038,000)           557,000
  Change in:
    Deferred acquisition costs                     722,000         (5,003,000)
    Income taxes receivable/payable              2,952,000            (65,000)
  Other, net                                     4,957,000           (217,000)
                                             -------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                    53,898,000            258,000
                                             -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                           (354,223,000)       (57,883,000)
    Mortgage loans                             (30,354,000)               ---
    Other invested assets                          (11,000)               ---
  Sales of:
    Bonds and notes                            399,385,000         14,614,000
    Other invested assets                              ---            139,000
  Redemptions and maturities of:
    Bonds and notes                             38,501,000          6,639,000
    Mortgage loans                               9,910,000                ---
                                             -------------       ------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          63,208,000        (36,491,000)
                                             -------------       ------------




                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                      STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                   Six Months Ended March 31,
                                             --------------------------------
                                                      1998               1997
                                             -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                $  63,856,000       $ 46,148,000
  Net exchanges from the fixed accounts
    of variable annuity contracts              (24,561,000)        (8,331,000)
  Withdrawal payments on fixed annuity
    contracts                                 (120,822,000)        (4,779,000)
  Claims and annuity payments on fixed
    annuity contracts                          (13,870,000)        (1,809,000)
  Net receipts from (repayments of) other
    short-term financings                      (15,324,000)           661,000
  Cession of non-annuity product lines         (34,776,000)               ---
                                             -------------       ------------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                        (145,497,000)        31,890,000
                                             -------------       ------------
NET DECREASE IN CASH AND
  SHORT-TERM INVESTMENTS                       (28,391,000)        (4,343,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                           50,585,000          6,707,000
                                             -------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $  22,194,000       $  2,364,000
                                             =============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness              $      28,000       $        ---
                                             =============       ============
  Income taxes paid                          $   3,620,000       $        ---
                                             =============       ============








                            See accompanying notes

                                       7
                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (continued)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

      First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998 and September 30, 1997, the results of its operations for the three months and six months ended March 31, 1998 and 1997 and its cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1997, contained in the Company's Annual Report on Form 10-K. The September 30, 1997 balance sheet has been restated from that included in the Annual Report on Form 10-K to reflect the merger with John Alden Life Insurance Company of New York (see Note 2). Certain items have been reclassified to conform to the current period's presentation.


2.    Business Combination
      --------------------

      On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. The income statement for the six months ended March 31, 1998 includes the results of JANY's operations for the full period between October 1, 1997 and March 31, 1998. On a pro forma basis, assuming the acquisition and merger had occurred on October 1, 1996, the beginning of the earliest periods presented herein, revenues (investment income, net realized investment gains and fee income) would have been $29,131,000 and net income would have been $1,428,000 for the quarter ended March 31, 1997. For the six months ended March 31, 1997, revenues would have been $58,627,000 and net income would have been $3,922,000.











                                      8
                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended March 31, 1998 and March 31, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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


RESULTS OF OPERATIONS

      NET INCOME totaled $3.7 million in the second quarter of 1998, compared with $0.3 million in the second quarter of 1997. For the six months, net income amounted to $8.0 million in 1998, compared with $0.8 million in 1997.
On October 31, 1997, John Alden Life Insurance Company of New York ("JANY") was merged with and into the Company. JANY was acquired by SunAmerica Life Insurance Company, the Company's parent, on March 31, 1997 in a transaction accounted for under the purchase method of accounting. Therefore, the results of operations include those of JANY only from the date of acquisition. The income statements for the three months and six months ended March 31, 1998 include the results of JANY's operations for these periods, and the income statements for the three months and six months ended March 31, 1997 do not include JANY's operating results. Consequently, operating results for 1998 and 1997 are not comparable. On a pro forma basis, using the historical operating results of JANY and assuming the merger had been consummated on October 1, 1996, the beginning of the earliest periods discussed herein, net income would

                                      9
have been $1.4 million for the second quarter of 1997 and $3.9 million for the six months of 1997.

      PRETAX INCOME totaled $6.3 million in the second quarter of 1998 and $0.5 million in the second quarter of 1997. For the six months, pretax income totaled $13.5 million in 1998, compared with $1.3 million in 1997. The significant improvements in the current periods over the prior periods primarily resulted from increased net investment income, fee income and net realized investment gains, partially offset by increased amortization of deferred acquisition costs and higher general and administrative expenses, all of which are primarily related to the operations of JANY.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $9.3 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997. These amounts equal 2.36% on average invested assets (computed on a daily basis) of $1.57 billion in the second quarter of 1998 and 1.65% on average invested assets of $176.3 million in the second quarter of 1997. For the six months, net investment income increased to $17.8 million in 1998 from $1.4 million in 1997, equalling 2.26% on average invested assets of $1.57 billion in 1998 and 1.62% on average invested assets of $168.4 million in 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, net investment income on related average invested assets would have been 1.80% and 1.88% for the second quarter and the six months of 1997, respectively.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $50.1 million in the second quarter of 1998, $9.0 million in the second quarter of 1997, $40.5 million in the six months of 1998 and $9.9 million in the six months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.19% in the second quarter of 1998, 1.35% in the second quarter of 1997, 2.12% in the six months of 1998 and 1.27% in the six months of 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the Spread Difference would have been 1.63% and 1.70% in the second quarter and the six months of 1997, respectively.

      Investment income (and the related yields on average invested assets) totaled $29.6 million (7.55%) in the second quarter of 1998, compared with $3.2 million (7.28%) in the second quarter of 1997. For the six months, investment income (and the related yields on average invested assets) totaled $59.5 million (7.56%) in 1998, compared with $6.1 million (7.25%) in 1997. Investment income increased primarily as a result of higher levels of average invested assets resulting from the merger of JANY with the Company. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the yield on related average invested assets would have been 7.29% and 7.33% for the second quarter and six months of 1997, respectively.

      Total interest expense equalled $20.3 million in the second quarter of 1998 and $2.5 million in the second quarter of 1997. For the six months, interest expense aggregated $41.7 million in 1998, compared with $4.7 million in 1997. The average rate paid on fixed annuity contracts was 5.36% in the second quarter of 1998, compared with 5.93% in the second quarter of 1997. For the six months, the average rate paid on fixed annuity contracts was 5.44% in 1998, compared with 5.98% in 1997. Fixed annuity contracts averaged $1.52


                                     10
billion during the second quarter of 1998, $167.3 million during the second quarter of 1997, $1.53 billion during the six months of 1998 and $158.5 million during the six months of 1997. The declines in interest rates in the 1998 periods reflect the impact of the merger. The annuity contracts associated with the merger bear, on average, significantly lower interest rates than the Company's fixed annuity contracts on average. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the average rate paid on interest-bearing liabilities would have been 5.66% and 5.63% for the second quarter and six months of 1997.

      GROWTH IN AVERAGE INVESTED ASSETS since the 1997 periods primarily reflects the merger with JANY, which contributed $1.4 billion of invested assets. Additionally, since March 31, 1997 fixed annuity premiums have aggregated $149.4 million. Fixed annuity premiums totaled $33.1 million in the second quarter of 1998, $20.3 million in the second quarter of 1997, $63.9 million in the six months of 1998 and $46.1 million in the six months of
1997.   These premiums include premiums for the fixed accounts of variable annuities totaling $18.9 million, $20.1 million, $25.9 million and $45.7 million, respectively.

      NET REALIZED INVESTMENT GAINS totaled $0.4 million in the second quarter of 1998 and $0.1 million in the second quarter of 1997. For the six months, net realized investment gains totaled $2.5 million in 1998 and $0.5 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $192.6 million in the second quarter of 1998, $5.0 million in the second quarter of 1997, $447.4 million in the six months of 1998 and $13.0 million in the six months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.10%, 0.15%, 0.31% and 0.62% of average invested assets on an annualized basis for the second quarter of 1998, the second quarter of 1997, the six months of 1998 and the six months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $0.8 million in the second quarter of 1998 and $0.4 million in the second quarter of 1997. For the six months, variable annuity fees totaled $1.5 million in 1998, compared with $0.7 million in 1997. These increased fees reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $215.0 million during the second quarter of 1998 and $97.0 million during the second quarter of 1997. For the six months, variable annuity assets averaged $198.0 million in 1998, compared with $87.3 million in 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have

                                     11
aggregated $66.2 million since March 31, 1997. Variable annuity premiums increased to $19.1 million in the second quarter of 1998 from $14.4 million in the second quarter of 1997. For the six months, variable annuity premiums increased to $35.7 million in 1998, compared with $25.8 million in 1997. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $38.0 million, $34.4 million, $61.6 million and $71.5 million in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. The increase in Variable Annuity Product Sales in the second quarter of 1998 is due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, recent administrative budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocation within variable annuity contracts and certain other proposals relating to annuities ("Regulations").

      SURRENDER CHARGES on fixed and variable annuities totaled $1.1 million (including $0.8 million attributable to the merger) in the second quarter of 1998 and $58,000 in the second quarter of 1997. For the six months, surrender charges on fixed and variable annuities totaled $2.1 million (including $1.5 million attributable to the merger) in 1998, compared with $114,000 in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $69.7 million (including $61.5 million attributable to the merger) in the second quarter of 1998, compared with $3.4 million in the second quarter of 1997. These payments, annualized, represent 16.4% (18.8% of average fixed annuity reserves associated with the merger) and 5.3%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $127.4 million (including $113.0 million attributable to the merger) in 1998 and $7.2 million in 1997 and, annualized, represent 15.0% (17.1% of average fixed annuity reserves associated with the merger) and 6.1%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $4.6 million (8.5% of average variable annuity reserves), $1.0 million (4.3% of average variable annuity reserves), $6.6 million (6.7% of average variable annuity reserves) and $2.4 million (5.5% of average variable annuity reserves) in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. Management anticipates that withdrawal rates will remain relatively stable at current period rates for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.1 million in the second quarter of 1998 and $0.4 million in the second quarter of 1997. For the six months, general and administrative expenses totaled $2.0 million in 1998, compared with $0.8 million in 1997. General and administrative expenses int he 1998 periods reflect the impact of the merger. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.2 million in the second quarter of 1998, compared with $0.3 million in the second quarter of 1997. For the six months, such amortization totaled $8.2 million in 1998, compared with $0.6 million in 1997. The increases in amortization in the 1998 periods primarily reflect the amortization of the deferred acquisition costs attributable to the merger, which aggregated $3.7 million and $7.2 million for
                                     12
the second quarter and six months of 1998, respectively. Amortization has also increased due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $27,000 in the second quarter of 1998, $5,000 in the second quarter of 1997, $139,000 in the six months of 1998 and $9,000 in the six months of 1997. Theses increases are primarily attributable to the fixed annuity contracts acquired in the merger. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $2.6 million in the second quarter of 1998, compared with $176,000 in the second quarter of 1997, representing effective tax rates of 41% and 34%, respectively. For the six months, income tax expense totaled $5.5 million in 1998, compared with $492,000 in 1997, representing effective tax rates of 41% and 38%, respectively.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 5.2% to $176.9 million at March 31, 1998 from $168.1 million at September 30, 1997, primarily due to $8.0 million of net income recorded in the six months of 1998 and a $0.8 million improvement in net unrealized gains on debt and equity securities available for sale (credited directly to shareholder's equity).

      INVESTED ASSETS at March 31, 1998 totaled $1.60 billion, compared with $1.69 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 88% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $42.2 million at March 31, 1998, compared with an excess of $40.1 million at September 30, 1997.

      At March 31, 1998, the Bond Portfolio (at amortized cost) included $1.35 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC") and $25.4 million of bonds rated by the Company pursuant to statutory rating guidelines established by the NAIC. At March 31, 1998, approximately $1.26 billion of the Bond Portfolio was investment grade, including $507.0 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1998, the Bond Portfolio included $115.1 million (at amortized cost with a fair value of $118.8 million) of bonds that were not investment grade. Based on their March 31, 1998 amortized cost, these non-

                                     13
investment-grade bonds accounted for 6.0% of the Company's total assets and 7.4% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at March 31, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1998 (dollars in thousands):













































                                     14

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------  -----------  ----------  ---------    -----------  ----------   ---------- -----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  852,984   $  879,744       1      $ 146,969    $ 151,885    $  999,953     64.37%   $1,031,629
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          222,575      228,388       2         34,152       35,182       256,727     16.53       263,570
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}                ---          ---       3            ---          ---           ---      0.00           ---
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              106,251      109,366       4          8,854        9,395       115,105      7.41       118,761
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                ---          ---       5            ---          ---           ---      0.00           ---
CI to D
  [DD]
  {D}                         ---          ---       6            ---          ---           ---      0.00           ---
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $1,181,810   $1,217,498             $  189,975   $  196,462    $1,371,785              $1,413,960
                       ==========   ==========             ==========   ==========    ==========              ==========


Footnotes appear on the following page.




                                                           15
      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR or Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $25.4 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.





























                                      16

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $115.1 million at March 31, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1998, Secured Loans consisted of $102.4 million of publicly traded securities and $12.7 million of privately traded securities. These Secured Loans are composed of loans to 66 borrowers spanning 19 industries, with 18% of these assets (at amortized cost) concentrated in utilities, 14% concentrated in financial institutions and 13% concentrated in aerospace-defense. No other industry concentration constituted more than 9% of these assets.

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

      MORTGAGE LOANS aggregated $150.7 million at March 31, 1998 and consisted of 122 commercial first mortgage loans with an average loan balance of approximately $1.2 million, collateralized by properties located in 30 states. Approximately 46% of this portfolio was retail, 18% was office, 18% was industrial and 18% was other types. At March 31, 1998, approximately 15%, 12% and 11% of this portfolio were secured by properties located in California, Michigan and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 1998, there was one mortgage loan with an outstanding balance of $10 million or more, which loan represented approximately 7% of the portfolio. At March 31, 1998, approximately 12% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2001. During the second quarter and the six months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At March 31, 1998, approximately 80% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed

                                     17
of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 91% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1998.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At March 31, 1998, these assets had an aggregate fair value of $1.60 billion with a duration of 4.0. At March 31, 1998, the Company's fixed-rate liabilities consist solely of fixed annuity liabilities and had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.40 billion with a duration of 3.2. The Company's potential exposure due to a 10% increase in prevailing interest rates from their March 31, 1998 levels is a loss of $10.9 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a

                                     18
result of prepayments of the underlying mortgage loans.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.1 million at March 31, 1998 (at amortized cost, with a fair value of $1.1 million), and constituted 0.1% of total invested assets. At September 30, 1997, defaulted investments totaled $2.3 million and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1998, approximately $1.28 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $43.4 million, while approximately $94.2 million of the Bond Portfolio had an aggregate unrealized loss of $1.2 million. In addition, the Company's investment portfolio currently provides approximately $15.1 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from

                                     19
operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs. However in the current period, withdrawal rates on the acquired JANY business have necessitated the liquidation of certain invested assets in order to fund the withdrawals. The Company expects that withdrawal rates will require the continued modest liquidation of invested assets for the foreseeable future.

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

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company's parent has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications and expects to significantly complete its plan by the end of calendar year 1998. The cost of these changes will be substantially borne by the Company's affiliates and will not have a material impact on the Company's results of operations.


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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and

                                     20
the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, actuarial standards, certain separate account products and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products. Recent administration budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocations within variable annuity contracts and certain other proposals relating to annuities. The Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong popular and industry opposition to them. Other proposals made in recent years to limit the tax deferral of annuities have not been enacted. The Company believes that certain of the proposals, if implemented, would have an adverse effect on the Company's ability to sell variable annuities, and, consequently, on its results of operations. However, the Company would not expect this to materially impact earnings in the near term because the Company believes that adoption of the administration proposals, however unlikely, would reduce annuity surrenders on the existing block of variable annuity contracts and the ongoing earnings potential arising from that block would offset the near-term economic impact of the potential decrease in sales.





















                                     21
                         PART II - OTHER INFORMATION



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

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                  Description
-------               -----------
27                    Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended March 31, 1998.





















                                     22

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                    Title                        Date
---------                    -----                        ----

/s/   SCOTT L. ROBINSON      Senior Vice President,                     May 15,
1998
------------------------      Treasurer and Director                    -------
-----
      Scott L. Robinson       (Principal Financial
                              Officer)

/s/   N. SCOTT GILLIS        Senior Vice President and                  May 15,
1998
------------------------      Controller (Principal                     -------
-----
      N. Scott Gillis         Accounting Officer)




































                                     23

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
27                Financial Data Schedule