Form 10-Q
period 1998-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1998-08-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
Registrant's telephone number, including area code (800) 272-3007


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No
                                               ----    ----
      The number of shares outstanding of the registrant's common stock on August 13, 1998 was as follows:

Common Stock (par value $10,000.00 per share)            300 shares outstanding











                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------

Part I - Financial Information

      Item 1 - Financial Information

        Balance Sheet (Unaudited) -
        June 30, 1998 and September 30, 1997                        3 - 4


        Income Statement (Unaudited) -
        Three Months and Nine Months Ended
        June 30, 1998 and 1997                                          5


        Statement of Cash Flows (Unaudited) -
        Nine Months Ended June 30, 1998 and 1997                    6 - 7


        Notes to Financial Statements (Unaudited)                   8 - 9


      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        10 - 24


      Item 3 - Quantitative and Qualitative Disclosures
        About Market Risk                                               25


Part II - Other Information                                             26
















                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                 BALANCE SHEET
                          (In thousands - unaudited)
                                                     June 30,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $    55,502,000  $    50,585,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    June 1998, $1,284,917,000;
    September 1997, $1,459,112,000)             1,322,343,000    1,499,253,000
  Mortgage loans                                  195,119,000      131,117,000
  Other invested assets                             7,392,000        9,277,000
                                              ---------------  ---------------
  Total investments                             1,580,356,000    1,690,232,000

Variable annuity assets held in separate
  accounts                                        280,276,000      171,475,000
Accrued investment income                          18,874,000       22,243,000
Deferred acquisition costs                         91,344,000       96,516,000
Other assets                                        1,994,000        4,024,000
                                              ---------------  ---------------
TOTAL ASSETS                                  $ 1,972,844,000  $ 1,984,490,000
                                              ===============  ===============




















                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           BALANCE SHEET (Continued)
                          (In thousands - unaudited)
                                                     June 30,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 1,476,778,000  $ 1,556,656,000
  Payable to brokers for purchases of
    securities                                      4,686,000       12,460,000
  Income taxes currently payable                    8,064,000        2,236,000
  Other liabilities                                16,107,000       68,601,000
                                              ---------------  ---------------
  Total reserves, payables
    and accrued liabilities                     1,505,635,000    1,639,953,000
                                              ---------------  ---------------
Variable annuity liabilities related to
  separate accounts                               280,276,000      171,475,000
                                              ---------------  ---------------
Deferred income taxes                               5,099,000        4,984,000
                                              ---------------  ---------------
Shareholder's equity:
  Common Stock                                      3,000,000        3,000,000
  Additional paid-in capital                      144,428,000      144,428,000
  Retained earnings                                28,129,000       14,826,000
  Net unrealized gains on debt and equity
    securities available for sale                   6,277,000        5,824,000
                                              ---------------  ---------------
  Total shareholder's equity                      181,834,000      168,078,000
                                              ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $ 1,972,844,000  $ 1,984,490,000
                                              ===============  ===============













                            See accompanying notes

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                        INCOME STATEMENT
                FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (In thousands - unaudited)
                                                   Three Months                 Nine Months
                                      -------------------------   -------------------------
                                             1998          1997          1998          1997
                                      -----------  ------------  ------------   -----------
Investment income                     $29,212,000  $ 29,719,000  $ 88,663,000   $35,820,000
                                      -----------  ------------  ------------   -----------
Interest expense on:
  Fixed annuity contracts             (19,875,000)  (20,407,000)  (61,497,000)  (25,145,000)
  Senior indebtedness                     (10,000)     (237,000)      (38,000)     (237,000)
                                      -----------  ------------  ------------   -----------
Total interest expense                (19,885,000)  (20,644,000)  (61,535,000)  (25,382,000)
                                      -----------  ------------  ------------   -----------
NET INVESTMENT INCOME                   9,327,000     9,075,000    27,128,000    10,438,000
                                      -----------  ------------  ------------   -----------
NET REALIZED INVESTMENT
  GAINS                                 2,060,000     2,482,000     4,530,000     3,007,000
                                      -----------  ------------  ------------   -----------
Fee income:
  Variable annuity fees                 1,002,000       455,000     2,522,000     1,116,000
  Surrender charges                     1,345,000        56,000     3,437,000       170,000
                                      -----------  ------------  ------------   -----------

TOTAL FEE INCOME                        2,347,000       511,000     5,959,000     1,286,000
                                      -----------  ------------  ------------   -----------

GENERAL AND ADMINISTRATIVE
  EXPENSES                               (115,000)     (144,000)   (2,145,000)     (905,000)
                                      -----------  ------------  ------------   -----------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                    (4,360,000)   (4,435,000)  (12,580,000)   (5,031,000)
                                      -----------  ------------  ------------   -----------
ANNUAL COMMISSIONS                       (131,000)     (141,000)     (270,000)     (150,000)
                                      -----------  ------------  ------------   -----------

PRETAX INCOME                           9,128,000     7,348,000    22,622,000     8,645,000

Income tax expense                     (3,785,000)   (2,561,000)   (9,318,000)   (3,053,000)
                                      -----------  ------------  ------------   -----------
NET INCOME                            $ 5,343,000  $  4,787,000  $ 13,304,000   $ 5,592,000
                                      ===========  ============  ============   ===========



                                     See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                            STATEMENT OF CASH FLOWS
                          (In thousands - unaudited)
                                                   Nine Months Ended June 30,
                                             --------------------------------
                                                      1998               1997
                                             -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  13,304,000     $    5,592,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Interest credited to fixed annuity
        contracts                               61,497,000         25,145,000
      Net realized investment gains             (4,530,000)        (3,007,000)
      Amortization of net discounts
        on investments                            (784,000)          (812,000)
      Amortization of goodwill                      43,000             42,000
      Provision for deferred income taxes         (129,000)         2,281,000
  Change in:
    Deferred acquisition costs                   3,572,000         (8,887,000)
    Income taxes currently payable               5,828,000            772,000
  Other, net                                    14,488,000         35,103,000
                                             -------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                    93,289,000         56,229,000
                                             -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                           (541,391,000)      (688,940,000)
    Mortgage loans                             (80,354,000)               ---
    Other investments, excluding
      short-term investments                       (11,000)               ---
  Sales of:
    Bonds and notes                            664,655,000        394,932,000
    Mortgage loans                                     ---         88,371,000
    Other investments, excluding
      short-term investments                       472,000            140,000
  Redemptions and maturities of:
    Bonds and notes                             48,694,000         35,968,000
    Mortgage loans                              15,588,000          3,818,000
    Other investments, excluding
      short-term investments                           ---            299,000
                                             -------------       ------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                         107,653,000       (165,412,000)
                                             -------------       ------------


                            See accompanying notes

                    FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      STATEMENT OF CASH FLOWS (Continued)
                          (In thousands - unaudited)
                                                   Nine Months Ended June 30,
                                             --------------------------------
                                                      1998               1997
                                             -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                $  99,635,000       $ 89,676,000
  Net exchanges from the fixed accounts
    of variable annuity contracts              (37,120,000)       (13,294,000)
  Withdrawal payments on fixed annuity
    contracts                                 (176,185,000)       (37,831,000)
  Claims and annuity payments on fixed
    annuity contracts                          (26,838,000)       (10,087,000)
  Net receipts from (repayments of) other
    short-term financings                      (20,741,000)           243,000
  Cession of non-annuity product lines         (34,776,000)               ---
                                             -------------       ------------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                        (196,025,000)        28,707,000
                                             -------------       ------------

NET CASH PROVIDED BY MERGER                            ---         98,189,000
                                             -------------       ------------
NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                         4,917,000         17,713,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                           50,585,000          6,707,000
                                             -------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $  55,502,000       $ 24,420,000
                                             =============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness              $      38,000       $    237,000
                                             =============       ============
  Income taxes paid                          $   3,620,000       $    500,000
                                             =============       ============









                            See accompanying notes

                                       7
                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                         (In thousands - unaudited)

1.    Basis of Presentation
      ---------------------

      First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998 and September 30, 1997, the results of its operations for the three months and nine months ended June 30, 1998 and 1997 and its cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1997, contained in the Company's Annual Report on Form 10-K. The 1997 financial statements have been restated to reflect the merger with John Alden Life Insurance Company of New York (see Note
      2). Certain other 1997 items have been reclassified to conform to the 1998 presentation.

2.    Business Combination
      --------------------

      On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. The income statement for the nine months ended June 30, 1998 includes the results of JANY's operations for the full period between October 1, 1997 and June 30, 1998. The balance sheet at June 30, 1997 and the income statement and statement of cash flows for the nine months ended June 30, 1997 have been restated from those originally contained in the June 30, 1997 Form 10-Q to include the assets and liabilities of JANY and the results of JANY's operations and cash flows for the three-month period between April 1, 1997 and June 30, 1997. On a pro forma basis, assuming the acquisition and merger had occurred on October 1, 1996, the beginning of the earliest period presented herein, revenues (investment income, net realized investment gains and fee income) would have been $91,339,000 and net income would have been $8,709,000 for the nine months ended June 30, 1997.

3.    Subsequent Event
      ----------------

      On July 15, 1998, an affiliate of the Company entered into a definitive agreement to acquire the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") via a 100% coinsurance transaction for approximately $130,000,000 in cash. The transaction will include approximately $2,000,000,000 of universal life reserves and $3,000,000,000 of fixed annuity reserves. A large portion of the mortality risk associated with the acquired block of universal life business will be reinsured to a non-affiliated company. Completion of this acquisition is expected by the end of calendar year

                                      8
                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                         (In thousands - unaudited)

3.    Subsequent Event (Continued)
      ---------------------------

      1998 and is subject to customary conditions and required approvals. Included in this block of business is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). Approximately six months subsequent to completion of the transaction, the New York Business will be acquired by the Company via an assumption reinsurance agreement between the Company and MBL Life, which will supersede the coinsurance agreement. The $130,000,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed reserves.










































                                      9

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and nine months ended June 30, 1998 and June 30, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $5.3 million in the third quarter of 1998, compared with $4.8 million in the third quarter of 1997. For the nine months, net income amounted to $13.3 million in 1998, compared with $5.6 million in 1997. On October 31, 1997, John Alden Life Insurance Company of New York ("JANY") was merged with and into the Company. JANY was acquired by SunAmerica Life Insurance Company, the Company's parent, on March 31, 1997 in a transaction accounted for under the purchase method of accounting. Therefore, the results of operations include those of JANY only from the date of acquisition. The income statements for the three months and nine months ended June 30, 1998 include the results of JANY's operations for these periods, and the income statements for the three months and nine months ended June 30, 1997 include JANY's operating results only for the period of April 1, 1997 through June 30,
                                     10
1997. Consequently, operating results for the nine months of 1998 and 1997 are not comparable. On a pro forma basis, using the historical operating results of JANY and assuming the merger had been consummated on October 1, 1996, the beginning of the prior-year periods discussed herein, net income would have been $8.7 million for the nine months of 1997.

      PRETAX INCOME totaled $9.1 million in the third quarter of 1998 and $7.3 million in the third quarter of 1997. For the nine months, pretax income totaled $22.6 million in 1998, compared with $8.6 million in 1997. The improved pretax income for the third quarter of 1998 compared to the prior year was primarily due to increased fee income. The significant improvement in the nine months of 1998 over the prior year primarily resulted from increased net investment income, fee income and net realized investment gains, which were partially offset by increased amortization of deferred acquisition costs and higher general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $9.3 million in the third quarter of 1998 from $9.1 million in the third quarter of 1997. These amounts equal 2.42% of average invested assets (computed on a daily basis) of $1.54 billion in the third quarter of 1998 and 2.28% of average invested assets of $1.59 billion in the third quarter of 1997. For the nine months, net investment income increased to $27.1 million in 1998 from $10.4 million in 1997, equalling 2.32% of average invested assets of $1.56 billion in 1998 and 2.16% of average invested assets of $643.7 million in 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, net investment income on related average invested assets would have been 2.05% for the nine months of 1997.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $52.3 million in the third quarter of 1998, $31.3 million in the third quarter of 1997, $44.4 million in the nine months of 1998 and $17.0 million in the nine months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.24% in the third quarter of 1998, 2.18% in the third quarter of 1997, 2.16% in the nine months of 1998 and 2.02% in the nine months of 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the Spread Difference would have been 1.92% in the nine months of 1997.

      Investment income (and the related yields on average invested assets) totaled $29.2 million (7.59%) in the third quarter of 1998, compared with $29.7 million (7.46%) in the third quarter of 1997. For the nine months, investment income (and the related yields on average invested assets) totaled $88.7 million (7.57%) in 1998, compared with $35.8 million (7.42%) in 1997. Investment income and the related yield in the nine months of 1997 reflect the effects of the merger for only the three months ending June 30, 1997. Although the invested assets associated with the merger included high-grade corporate bonds, government and government/agency bonds and short-term investments, all of which are generally lower-yielding than a significant portion of the invested assets that comprise the remainder of the company's portfolio, they
                                     11
also included higher-yielding mortgage loans which were sold shortly after the date of the merger with proceeds temporarily invested in lower-yielding securities. Consequently, on a pro forma basis, assuming the merger had been consummated on October 1, 1996, the yield on related average invested assets for the nine months of 1997 is 7.51%, which is higher than the actual yield for the nine months of 1997. Yields for the 1998 periods have increased when compared to those of the third quarter and nine months of 1997, and reflect a partial reallocation of the lower-yielding invested assets into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio.

      Total interest expense equalled $19.9 million in the third quarter of 1998 and $20.6 million in the third quarter of 1997. For the nine months, interest expense aggregated $61.5 million in 1998, compared with $25.4 million in 1997. The average rate paid on all interest-bearing liabilities was 5.35% in the third quarter of 1998, compared with 5.28% in the third quarter of 1997. For the nine months, the average rate paid on fixed annuity contracts was 5.41% for 1998, and with 5.40% in 1997. Interest-bearing liabilities averaged $1.49 billion during the third quarter of 1998, $1.56 billion during the third quarter of 1997, $1.52 billion during the nine months of 1998 and $626.7 million during the nine months of 1997. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 5.59% for the nine months of 1997.

      GROWTH IN AVERAGE INVESTED ASSETS between the nine month periods primarily reflects the impact of the merger. The Company acquired $1.4 billion of invested assets associated with the merger on March 31, 1997.

      Average invested assets also increased as a result of sales of the Company's fixed-rate products. Since June 30, 1997, fixed annuity premiums have totaled $141.7 million. Fixed annuity premiums totaled $35.8 million in the third quarter of 1998, $43.5 million in the third quarter of 1997, $99.6 million in the nine months of 1998 and $89.7 million in the nine months of 1997. On an annualized basis, these amounts represent 10%, 11%, 9% and 66% of fixed annuity reserves at the beginning of the respective periods. On a pro forma basis, assuming the merger had been consummated on October 1, 1996, fixed annuity premiums would have represented 8% of fixed annuity reserves (on an annualized basis) for the nine months of 1997. Fixed annuity premiums include premiums for the fixed accounts of variable annuities totaling $26.7 million, $9.2 million, $52.6 million and $54.9 million, respectively.

      NET REALIZED INVESTMENT GAINS totaled $2.1 million in the third quarter of 1998 compared with $2.5 million in the third quarter of 1997. For the nine months, net realized investment gains totaled $4.5 million in 1998, compared with $3.0 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $280.1 million in the third quarter of 1998, $14.3 million in the third quarter of 1997, $727.5 million in the nine months of 1998 and $510.0 million in the nine months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net
                                     12
gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.54%, 0.62%, 0.26% and 0.32% of average invested assets on an annualized basis for the third quarter of 1998, the third quarter of 1997, the nine months of 1998 and the nine months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.0 million in the third quarter of 1998 and $0.5 million in the third quarter of 1997.
For the nine months, variable annuity fees totaled $2.5 million in 1998, compared with $1.1 million in 1997. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets for each of the third quarters of 1998 and 1997 and for each of the nine months of 1998 and 1997. Variable annuity assets averaged $261.1 million during the third quarter of 1998 and $119.3 million during the third quarter of 1997. For the nine months, variable annuity assets averaged $219.0 million in 1998, compared with $98.0 million in 1997.

      Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $75.3 million since June 30, 1997. Variable annuity premiums increased to $23.3 million in the third quarter of 1998 from $14.1 million in the third quarter of 1997. For the nine months, variable annuity premiums increased to $59.0 million in 1998, compared with $40.0 million in 1997. On an annualized basis, these amounts represent 38%, 55%, 46%, and 77% of variable annuity reserves at the beginning of the respective periods. The lower percentages in the 1998 periods were due to significantly higher reserve balances at the beginning of those periods compared to the beginning of the 1997 periods. This growth in reserve balances is due to the fact that the Company's flagship Polaris product is a relatively new product which is only in its third year of distribution.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $50.0 million, $23.3 million, $111.6 million and $94.9 million in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multi-manager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales in the 1998 periods over those in the 1997 periods are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

                                     13
      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (see "Regulation").

      SURRENDER CHARGES on fixed and variable annuities totaled $1.3 million (including $1.2 million attributable to the merger) in the third quarter of 1998 and $56,000 in the third quarter of 1997. For the nine months, surrender charges on fixed and variable annuities totaled $3.4 million (including $3.1 million attributable to the merger) in 1998, compared with $170,000 in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $64.4 million (including $57.2 million attributable to the merger) in the third quarter of 1998, compared with $5.8 million in the third quarter of 1997.
These payments, annualized, represent 15.0% (18.2% of average fixed annuity reserves associated with the merger) and 8.0%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $191.8 million (including $170.3 million associated with the merger) in 1998 and $12.9 million in 1997 and, annualized, represent 15.0% (17.4% of average fixed annuity reserves associated with the merger) and 6.8%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $3.1 million (4.8% of average variable annuity reserves), $1.5 million (5.2% of average variable annuity reserves), $9.7 million (5.9% of average variable annuity reserves) and $3.9 million (5.3% of average variable annuity reserves) in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively. Consistent with the assumptions used in connection with the merger, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity business.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.1 million in the third quarters of 1998 and 1997. For the nine months, general and administrative expenses totaled $2.1 million in 1998, compared with $0.9 million in 1997. General and administrative expenses in the 1998 periods reflect the impact of the merger. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.4 million in the third quarters of 1998 and 1997. For the nine months, such amortization totaled $12.6 million in 1998, compared with $5.0 million in 1997. The increase in amortization for the nine months of 1998 primarily reflects the amortization of the deferred acquisition costs attributable to the merger, which aggregated $11.0 million in 1998 and $4.2 million in 1997. Amortization has also increased due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and
                                     14
variable annuity contracts. Annual commissions totaled $131,000 in the third quarter of 1998, $141,000 in the third quarter of 1997, $270,000 in the nine months of 1998 and $150,000 in the nine months of 1997. These increases are primarily attributable to the fixed annuity contracts acquired in the merger. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

      INCOME TAX EXPENSE totaled $3.8 million in the third quarter of 1998, compared with $2.6 million in the third quarter of 1997, and $9.3 million in the nine months of 1998, compared with $3.1 million in the nine months of 1997, representing effective tax rates of 41% for the third quarters of 1998 and 1997 and 35% for the nine months of 1998 and 1997, respectively.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 8.2% to $181.8 million at June 30, 1998 from $168.1 million at September 30, 1997, primarily due to $13.3 million of net income recorded in the nine months of 1998 and a $0.5 million improvement in net unrealized gains on bonds and notes available for sale (credited directly to shareholder's equity).

      INVESTED ASSETS at June 30, 1998 totaled $1.58 billion, compared with $1.69 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 83% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $37.4 million at June 30, 1998, compared with an excess of $40.1 million at September 30, 1997. The net unrealized gains on the Bond Portfolio since September 30, 1997 principally reflect the lower prevailing interest rates at June 30, 1998 and the corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1998, the Bond Portfolio (at amortized cost) included $1.28 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC") and $39.1 million of bonds rated by the Company pursuant to statutory rating guidelines established by the NAIC. At June 30, 1998, approximately $1.16 billion of the Bond Portfolio was investment grade, including $454.8 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1998, the Bond Portfolio included $120.2 million (at amortized cost with a fair value of $120.9 million) of bonds that were not
                                     15
investment  grade.   Based on their June 30, 1998 amortized cost, these non-
investment-grade bonds accounted for 6.1% of the Company's total assets and 7.6% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic
                                     15
conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1998 (dollars in thousands):






































                                     16

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                                Total
----------------------------------------------  -----------------------------------  -----------------------------------
  S&P/(Moody's)/                      Estimated        NAIC                 Estimated               Percent of   Estimated
  [DCR]/{Fitch}         Amortized          fair    category  Amortized           fair   Amortized     invested        fair
    category (1)             cost         value         (2)       cost          value        cost    assets(3)       value
----------------       -----------  -----------  ---------- ----------   ------------ -----------   ---------- -----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $  807,521   $  834,874       1      $ 140,316    $ 144,427    $  947,837     61.43%   $  979,301
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          196,737      201,313       2         20,190       20,871       216,927     14.06       222,184
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}              2,493        2,459       3          2,382        2,495         4,875      0.32         4,954
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               99,076       99,222       4         16,202       16,682       115,278      7.47       115,904
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                ---          ---       5            ---          ---           ---      0.00           ---
CI to D
  [DD]
  {D}                         ---          ---       6            ---          ---           ---      0.00           ---
                       ----------   ----------             ----------   ----------    ----------              ----------
TOTAL RATED ISSUES     $1,105,827   $1,137,868             $  179,090   $  184,475    $1,284,917              $1,322,343
                       ==========   ==========             ==========   ==========    ==========              ==========


Footnotes appear on the following page.

                                                           17
      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $39.1 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.
























                                     18

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $79.9 million at June 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1998, Secured Loans consisted of $66.5 million of publicly traded securities and $13.4 million of privately traded securities. These Secured Loans are composed of loans to 61 borrowers spanning 18 industries, with 26% of these assets (at amortized cost) concentrated in utilities, 10% concentrated in aerospace-defense and 9% concentrated in business services. No other industry concentration constituted more than 7% of these assets.

      While the trading market for the Company's privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $195.1 million at June 30, 1998 and consisted of 192 commercial first mortgage loans with an average loan balance of approximately $1.0 million, collateralized by properties located in 35 states. Approximately 35% of this portfolio was retail, 26% was office, 15% was industrial, 13% was multifamily residential and 11% was other types. At June 30, 1998, approximately 17%, 16% and 10% of this portfolio were secured by properties located in New York, California and Michigan, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At June 30, 1998, there was one mortgage loan with an outstanding balance greater than $10 million, which represented approximately 5% of the portfolio. At June 30, 1998, approximately 33% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2001. During the third quarters and the nine months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At June 30, 1998, approximately 59% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.
                                     19
      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 91% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1998.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At June 30, 1998, these assets had an aggregate fair value of $1.58 billion with a duration of 3.9. At June 30, 1998, the Company's fixed-rate liabilities consisted solely of fixed annuity liabilities and had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.38 billion with a duration of 3.3. The Company's potential exposure due to a 10% increase in prevailing interest rates from their June 30, 1998 levels is a loss of $9.0 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

      The  Company  also  seeks to provide liquidity from time to time by using
                                     20
reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company's policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody's. The Company continually monitors its credit exposure with respect to those agreements. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than
anticipated at the time of  their  purchase.   As  part of its decision to
purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios.
Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

      INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as
                                     21
to the payment of principal or interest, totaled $1.2 million of mortgage loans at June 30, 1998 (at amortized cost, with a fair value of $1.2 million), and constituted 0.1% of total invested assets. At September 30, 1997, defaulted investments totaled $2.3 million of mortgage loans and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1998, approximately $1.15 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $39.5 million, while approximately $131.6 million of the Bond Portfolio had an aggregate unrealized loss of $2.0 million. In addition, the Company's investment portfolio currently provides approximately $14.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs. However in the current period, withdrawal rates on the acquired JANY business have necessitated the liquidation of certain invested assets in order to fund the withdrawals. The Company expects that withdrawal rates will require the continued modest liquidation of invested assets for the foreseeable future.

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

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company's parent has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications and expects to significantly complete its plan by the end of calendar year 1998. Testing of both the repaired and replacement systems will
be  conducted  during  calendar  1999.   The  cost  of  these  changes will be
                                     22
substantially borne by the Company's affiliates and will not have a material impact on the Company's results of operations.

REGULATION

      The Company is subject to regulation and supervision by the States of New York, New Mexico and Nebraska, the states in which the Company is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve and valuation requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design, product reserving standards and illustrations of annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      The RBC standards consist of formulas which establish capital requirements relating to insurance, business, asset and interest rate risks, and which help to identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The state of New York has adopted these RBC standards, and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

      From time to time, Federal initiatives are proposed that could affect the
Company's   businesses.   Such   initiatives  include   employee  benefit  plan
                                     23
regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of these proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and consequently on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

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

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                  Description
-------               -----------
27                    Financial Data Schedule


No Current Report on Form 8-K was filed during the three months ended June 30, 1998. However, on July 15, 1998, the Company filed a current report on Form 8-K concerning its proposed acquisition of MBL Life Assurance Corp.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY
                   ---------------------------------------

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President,          August 14, 1998
------------------------    Treasurer and Director         ---------------
      Scott L. Robinson     (Principal Financial
                            Officer)

/s/   N. SCOTT GILLIS      Senior Vice President and       August 14, 1998
------------------------    Controller (Principal          ---------------
      N. Scott Gillis       Accounting Officer)

                   FIRST SUNAMERICA LIFE INSURANCE COMPANY

                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
27                Financial Data Schedule