Form 10-K405
period 1998-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1998-12-23
CIK 926897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended September 30, 1998

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS    Yes  [X]   No   [ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   [X]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON DECEMBER 19, 1998 WAS AS FOLLOWS:

Common Stock (par value $10,000 per share)          300 shares outstanding

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

       First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), a financial services company specializing in retirement savings and investment products. At September 30, 1998, the Company held $1.94 billion of assets.

       On August 20, 1998, the Parent announced that it has entered into a definite agreement to merge with and into American International Group, Inc. ("AIG"). The transaction was approved by both the Parent's and AIG's shareholders on November 18, 1998, and, subject to various regulatory approvals, will be completed in late 1998 or early 1999.

       The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone
(800) 272-3007. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. At September 30, 1998, the Parent had approximately 2,500 employees, approximately 900 of whom perform services for the Company as well as for certain of its affiliates.

       The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1987 and 1997, annual industry premiums from fixed and variable annuities and fund deposits increased from $86.32 billion to $207.64 billion.

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

       The Company's six affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 1998. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

       The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company is also implementing technology to interface with its affiliated broker-dealers, which will enable the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

       In recent years, the Company and its affiliates have enhanced their marketing efforts and expanded their offerings of variable annuities through internal growth, resulting in increased fee income. The Company's variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income.

       For the year ended September 30, 1998, the Company's net investment income (including net realized investment gains) and fee income by primary product line or service are as follows:

                          NET INVESTMENT AND FEE INCOME

                                                                       Primary product or
                                         Amount       Percent               service
                                       --------     ---------      -------------------------
                                     (In thousands)
Net investment income
  (including net realized
  investment gains)                    $ 41,453          83.9%     Fixed-rate products
                                       --------         -----
Fee income:
  Variable annuity fees                   3,607           7.3      Variable annuities
  Surrender charges                       4,350           8.8      Fixed- and variable-rate
                                       --------         -----        products

  Total fee income                        7,957          16.1
                                       --------         -----
Total                                  $ 49,410         100.0%
                                       ========         =====

BUSINESS COMBINATION

       On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. On the date of acquisition, JANY had assets having an aggregate fair value of $1.54 billion, composed primarily of invested assets totaling $1.40 billion. Liabilities assumed in this acquisition totaled $1.41 billion, including $1.36 billion of fixed annuity reserves. The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method from the date of acquisition.


LIFE INSURANCE OPERATIONS

       Founded in 1978, the Company is licensed in the states of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and Flexible-premium variable annuities. It has a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), an "A2" (Good) rating from Moody's Investors Service ("Moody's") and an "A+" (Superior) rating from industry analyst A.M. Best Company.

       In addition to distributing its annuity products through its six affiliated broker-dealers, the Company distributes its products through over 500 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 8,000 independent sales representatives nationally are licensed to sell the Company's annuity products.


FIXED ANNUITIES

       The Company offers single-premium and flexible-premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 92% at September 30, 1998) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 1998 was approximately $37,000.

       The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 90% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1998.


VARIABLE ANNUITIES

       The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The Company's flagship variable annuity product, Polaris, is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. At September 30, 1998, total variable product reserves were $387.8 million, of which $271.9 million were held in separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1998, 98% of the Company's variable annuity reserves held in separate accounts were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1998 was approximately $53,000.


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

       As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At September 30, 1998, these assets had an aggregate fair value of $1.55 billion with a duration of 4.1. At September 30, 1998, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.32 billion with a duration of 3.5. For the years ended September 30, 1998, 1997 and 1996, the Company's yields on average invested assets were 7.56%, 7.39% and 7.40%, respectively; its average rates paid on all interest-bearing liabilities were 5.36%, 5.35% and 5.93%, respectively; it realized net investment spreads of 2.37%, 2.16% and 2.08%, respectively, on average invested assets; and net realized investment gains and losses were 0.30%, 0.57% and 0.40%, respectively, of average invested assets.

       The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio.
However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

       The following table summarizes the Company's investment portfolio at September 30, 1998:

                             SUMMARY OF INVESTMENTS

                                                       Percent
                                      Carrying            of
                                        value         portfolio
                                     ----------       ---------
                                     (In thousands)
Cash and short-term investments       $   55,679           3.5%
U.S. government securities                   549           0.1
Mortgage-backed securities               472,557          30.4
Other bonds and notes                    830,766          53.5
Mortgage loans                           187,906          12.1
Other invested assets                      6,859           0.4
                                      ----------         -----

Total investments                     $1,554,316         100.0%
                                      ==========         =====

       At September 30, 1998, the Bond Portfolio included $1.26 billion of bonds rated by S&P, Moody's, Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Services, L.P. ("Fitch"), or the National Association of Insurance Commissioners ("NAIC"), and $43.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately $1.21 billion of the Bond Portfolio was investment grade, including $473.1 million of U.S. government/agency securities and mortgage-backed securities.

       At September 30, 1998, the Bond Portfolio included $97.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.0% of the Company's total assets and 6.2% of its invested assets.

       Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $77.6 million at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. These Secured Loans are composed of loans to 59 borrowers spanning 16 industries, with 30% concentrated in utilities, 11% concentrated in air transportation and 10% concentrated in business services. No other industry constituted more than 8% of these assets.

       Mortgage loans aggregated $187.9 million at September 30, 1998 and consisted of 183 commercial first mortgage loans with an average loan balance of approximately $1.0 million, collateralized by properties located in 28 states. Approximately 36% of this portfolio was retail, 26% was office, 15% was industrial, 13% was multifamily residential and 10% was other types.

       At September 30, 1998, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $1.2 million, which constituted 0.1% of total invested assets.

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

       During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design, product reserving standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

       The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The state of New York, in which the Company is domiciled, has adopted these RBC standards and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

       From time to time, Federal initiatives are proposed that could affect the Company's business. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and consequently on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.


COMPETITION

       The business conducted by the Company is highly competitive. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 96% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to approximately $10 billion annually. The Company itself is not among the largest writers of annuities; however, the combined SunAmerica life companies rank in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.


ITEM 2.  PROPERTIES

       The Company's executive offices and its principal office are in leased premises at 733 Third Avenue, New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles and Woodland Hills, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       No matters were submitted during the fiscal year 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                                    Years ended September 30,
                                                 ----------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                 --------      --------      --------      --------      --------
                                                                         (In thousands)
RESULTS OF OPERATIONS

Net investment income                            $ 36,763      $ 19,205      $  2,798      $  2,784      $  1,892
Net realized investment gains (losses)              4,690         5,020          (539)       (1,348)          445
Fee income                                          7,957         3,521           911           606           749
General and administrative expenses                (3,301)       (3,222)       (1,480)       (1,004)       (1,319)
Amortization of deferred acquisition costs        (17,120)      (10,386)         (500)         (300)           --
Annual commissions                                   (348)         (195)          (19)          (33)          (30)
                                                 --------      --------      --------      --------      --------

Pretax income                                      28,641        13,943         1,171           705         1,737
Income tax expense                                (12,106)       (5,090)         (448)         (182)         (655)
                                                 --------      --------      --------      --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                      16,535         8,853           723           523         1,082

Cumulative effect of change in accounting
  for income taxes                                     --            --            --            --          (725)
                                                 --------      --------      --------      --------      --------
NET INCOME                                       $ 16,535      $  8,853      $    723      $    523      $    357
                                                 ========      ========      ========      ========      ========

ITEM 6.   SELECTED FINANCIAL DATA (continued)

                                                              At September 30,
                                    ---------------------------------------------------------------------
                                       1998           1997           1996           1995           1994
                                    ----------     ----------     ----------     ----------     ----------
                                                                (In thousands)
FINANCIAL POSITION

Investments                         $1,554,316     $1,690,232     $  153,237     $  121,218     $   78,928
Variable annuity assets held in
  separate accounts                    271,865        171,475         68,901         32,760         26,390
Deferred acquisition costs              87,074         96,516         12,127          6,491          5,651
Deferred income taxes                       --             --             --             --            886
Other assets                            28,905         26,267          2,603          2,688          2,282
                                    ----------     ----------     ----------     ----------     ----------
TOTAL ASSETS                        $1,942,160     $1,984,490     $  236,868     $  163,157     $  114,137
                                    ==========     ==========     ==========     ==========     ==========


Reserves for fixed annuity
  contracts                         $1,460,856     $1,556,656     $  140,613     $  106,332     $   66,881
Variable annuity liabilities
  related to separate accounts         271,865        171,475         68,901         32,760         26,390
Other reserves, payables and
  accrued liabilities                   18,013         83,297          2,784          2,003          1,051
Deferred income taxes                    5,371          4,984          1,350            244             --
Shareholder's equity                   186,055        168,078         23,220         21,818         19,815
                                    ----------     ----------     ----------     ----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY              $1,942,160     $1,984,490     $  236,868     $  163,157     $  114,137
                                    ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years in the period ended September 30, 1998 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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


RESULTS OF OPERATIONS

       NET INCOME totaled $16.5 million in 1998, compared with $8.9 million in 1997 and $0.7 million in 1996. On October 31, 1997, John Alden Life Insurance Company of New York ("JANY") was merged with and into the Company. JANY was acquired by SunAmerica Life Insurance Company, the Company's parent, on March 31, 1997 in a transaction accounted for under the purchase method of accounting. Therefore, the results of operations include those of JANY only from the date of acquisition. The income statement for 1998 includes the results of JANY's operations for the full period, and the income statement for 1997 includes JANY's operating results only for the period of April 1, 1997 through September 30, 1997. Consequently, operating results for the fiscal years 1998, 1997 and 1996 are not comparable. On a pro forma basis, using the historical operating results of JANY and assuming the merger had been consummated on October 1, 1995, the beginning of the earliest period presented, net income would have been $12.4 million in 1997 and $6.7 million in 1996.

       PRETAX INCOME  totaled  $28.6 million in 1998, $13.9 million in 1997 and

$1.2 million in 1996 and reflect the merger with JANY. The improvement in 1998 over 1997 and the improvement in 1997 over 1996 resulted primarily from increased net investment income and fee income, partially offset by increased amortization of deferred acquisition costs. The improvement in 1997 over 1996 was also due to an increase in net realized investment gains, partially offset by increased general and administrative expenses.

       NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $36.8 million in 1998 from $19.2 million in 1997 and $2.8 million in 1996. These amounts equal 2.37% on average invested assets (computed on a daily basis) of $1.55 billion in 1998, 2.16% on average invested assets of $887.4 million in 1997 and 2.08% on average invested assets of $134.5 million in 1996. On a pro forma basis, assuming the merger had been consummated on October 1, 1995, net investment income on related average invested assets would have been 2.05% in 1997 and 1.83% in 1996.

       Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $47.3 million in 1998, $21.4 million in 1997 and $13.8 million in 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.20% in 1998, 2.04% in 1997 and 1.47% in 1996. On
a pro forma basis, assuming the merger had been consummated on October 1, 1995, the Spread Difference would have been 1.91% in 1997 and 1.67% in 1996.

       Investment income (and the related yields on average invested assets) totaled $117.5 million (7.56%) in 1998, compared with $65.6 million (7.39%) in 1997 and $10.0 million (7.40%) in 1996. The invested assets associated with the merger included high-grade corporate, government and government/agency bonds and cash and short-term investments, all of which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the merger had been consummated on October 1, 1995, the yield on related average invested assets would have been 7.37% in 1997 and 7.41% in 1996. Thus, the increased yield in 1998, when compared to the pro forma 1997 and 1996 yields, reflect a partial reallocation of the lower-yielding invested assets into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio.

       Total interest expense totaled $80.7 million in 1998, $46.4 million in 1997 and $7.2 million in 1996. The average rate paid on all interest-bearing liabilities was 5.36% in 1998, 5.35% in 1997 and 5.93% in 1996. Interest-bearing liabilities averaged $1.51 billion during 1998, $866.0 million during 1997 and $120.6 million during 1996. On a pro forma basis, assuming the merger had been consummated on October 1, 1995, the average rate paid on all interest-bearing liabilities would have been 5.45% in 1997 and 5.47% in 1996.

       GROWTH IN AVERAGE INVESTED ASSETS in 1998 over 1997 primarily reflects the impact of the merger. The Company acquired $1.40 billion of invested assets associated with the merger on March 31, 1997.

       Average invested assets also increased as a result of sales of the Company's fixed-rate products (including those for the fixed accounts of variable annuity products). Fixed annuity premiums totaled $130.9 million in 1998, compared with $131.7 million in 1997 and $45.4 million in 1996. These amounts represent 8%, 9%, and 43% of the fixed annuity reserve balance at the beginning of the respective periods. On a pro-forma basis, assuming the merger had been consummated on October 1, 1995, fixed annuity premiums would have represented 14% of fixed annuity reserves for 1997 and 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $77.3 million, $68.9 million and $41.2 million, in 1998, 1997 and 1996, respectively.

       NET REALIZED INVESTMENT GAINS totaled $4.7 million in 1998, compared to $5.0 million in 1997 and $0.5 million of losses in 1996. Net realized investment gains and losses include impairment writedowns of $0.4 million in 1998, $0.1 million in 1997 and $0.2 million in 1996. Therefore, net gains from sales and redemptions of investments totaled $5.1 million in 1998 and 1997, and net losses from sales of investments totaled $0.3 million in 1996.

       The Company sold or redeemed invested assets, principally bonds and notes, aggregating $985.1 million, $634.8 million and $80.0 million in 1998, 1997 and 1996, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.33%, 0.57% and 0.27% of average invested assets for 1998, 1997 and 1996, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

       VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $3.6 million in 1998, $1.7 million in 1997 and $0.7 million in 1996. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity fees represent 1.5% of average variable annuity assets for each of 1998, 1997 and 1996. Variable annuity assets averaged $234.1 million during 1998, $111.8 million during 1997 and $46.2 million during 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $80.2 million in 1998, $56.3 million in 1997 and $28.6 million in 1996. These amounts represent 47%, 82% and 87% of variable annuity reserves at the beginning of the respective periods.

       Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $157.5 million, $125.2 million and $69.8 million in 1998, 1997 and 1996, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. In recent weeks, subsequent to the Company's fiscal year end, sales of variable annuities have slowed as investors paused to re-evaluate their investment decisions in light of volatile markets. The Company believes that fluctuating market conditions increase the value of financial planning services and make the flexibility and security of variable annuities even more attractive.

       The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally.

       SURRENDER CHARGES on fixed and variable annuities totaled $4.4 million (including $3.9 million attributable to the merger) in 1998, $1.8 million (including $1.5 million attributable to the merger) in 1997 and $0.2 million in 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $234.4 million (including $198.3 million attributable to the merger) in 1998, compared with $93.5 million (including $72.9 million attributable to the merger) in 1997 and $12.7 million in 1996. These payments represent 14.0% (15.5% of average fixed annuity reserves associated with the merger), 9.9% and 8.1%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $12.8 million (5.5% of average variable annuity reserves), $5.3 million (4.8% of average variable annuity reserves) and $2.8 million (6.2% of average variable annuity reserves) in 1998, 1997 and 1996, respectively. Consistent with the assumptions used in connection with the merger, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity business.

       GENERAL AND ADMINISTRATIVE EXPENSES totaled $3.3 million in 1998, compared with $3.2 million in 1997 and $1.5 million in 1996. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $17.1 million in 1998, compared with $10.4 million in 1997 and $0.5 million in 1996. The increases in amortization primarily reflect the amortization of the deferred acquisition costs attributable to the merger, which aggregated $15.7 million in 1998 and $9.2 million in 1997. Amortization has also increased due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

       ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $348,000 in 1998, $195,000 in 1997 and $19,000 in 1996. These increases are primarily attributable to the fixed annuity contracts acquired in the merger. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

       INCOME TAX EXPENSE totaled $12.1 million in 1998, compared with $5.1 million in 1997 and $0.4 million in 1996, representing effective tax rates of 42% in 1998, 37% in 1997 and 38% in 1996. The increase in the tax rate for 1998 is due to an increase in state income taxes.

FINANCIAL CONDITION AND LIQUIDITY

       SHAREHOLDER'S EQUITY increased 10.7% to $186.1 million at September 30, 1998 from $168.1 million at September 30, 1997, due to $16.5 million of net income recorded in 1998 and a $1.4 million increase in net unrealized gains on bonds and notes available for sale.

       INVESTED ASSETS at September 30, 1998 totaled $1.55 billion, compared with $1.69 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

       THE BOND PORTFOLIO, which constitutes 84% of the Company's total investment portfolio, had an aggregate fair value that exceeded its amortized cost by $41.2 million at September 30, 1998, compared with an excess of $40.1 million at September 30, 1997.

       At September 30, 1998, the Bond Portfolio included $1.26 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $43.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately
$1.21 billion of the Bond Portfolio was investment grade, including $473.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

       At September 30, 1998, the Bond Portfolio included $97.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.0% of the Company's total assets and 6.2% of its invested assets.

       Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1998.

       The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1998.

                      RATED BONDS BY RATING CLASSIFICATION
                             (Dollars in thousands)


                                                    Issues not rated by S&P/Moody's/
     Issues Rated by S&P/Moody's/DCR/Fitch             DCR/Fitch, By NAIC Category                          Total
----------------------------------------------    --------------------------------------    --------------------------------------
  S&P/(Moody's)/                    Estimated       NAIC                      Estimated                   Estimated     Percent of
  [DCR]/{Fitch}       Amortized       fair        category      Amortized       fair        Amortized       fair         invested
    category (1)         cost         value          (2)           cost         value          cost         value         assets
------------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $  799,118    $  836,749        1         $  126,037    $  131,370    $  925,155    $  968,118         62.29%
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}         198,754       206,663        2             31,288        32,046       230,042       238,709         15.36
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             2,493         2,125        3              2,386         2,342         4,879         4,467          0.29
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              93,809        84,775        4              5,568         4,850        99,377        89,625          5.77
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}               250           215        5              3,000         2,738         3,250         2,953          0.19
CI to D
  [DD]
  {D}                         --            --        6                 --            --            --            --            --
                      ----------    ----------                  ----------    ----------    ----------    ----------

TOTAL RATED ISSUES    $1,094,424    $1,130,527                  $  168,279    $  173,346    $1,262,703    $1,303,872
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $43.9 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

       Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $77.6 million at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1998, Secured Loans consisted of $58.2 million of publicly traded securities and $19.4 million of privately traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 16 industries, with 30% of these assets concentrated in utilities, 11% concentrated in air transportation and 10% concentrated in business services. No other industry constituted more than 8% of these assets.

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

       MORTGAGE LOANS aggregated $187.9 million at September 30, 1998 and consisted of 183 commercial first mortgage loans with an average loan balance of approximately $1.0 million, collateralized by properties located in 28 states. Approximately 36% of this portfolio was retail, 26% was office, 15% was industrial, 13% was multifamily residential and 10% was other types. At September 30, 1998, approximately 16%, 15% and 10% of this portfolio was secured by properties located in New York, California and Michigan, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At September 30, 1998, there was one mortgage loan with an outstanding balance of $10 million or more, which represented approximately 6% of the portfolio. At September 30, 1998, approximately 31% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2001. During 1998, 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

       At September 30, 1998, approximately 60% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

       ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges
or other restrictions in order to encourage persistency.   Approximately 90%
of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1998.

       As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At September 30, 1998, these assets had an aggregate fair value of $1.55 billion with a duration of 4.1. At September 30, 1998, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.32 billion with a duration of 3.5. The Company's potential exposure due to a relative 10% increase in interest rates from their September 30, 1998 levels is a loss of $7.3 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

       The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

       DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.2 million of mortgage loans at September 30, 1998, and constituted 0.1% of total invested assets. At September 30, 1997, defaulted investments totaled $2.3 million, and constituted 0.1% of total invested assets.

       SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1998, approximately $1.18 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $52.8 million, while approximately $123.9 million of the Bond Portfolio had an aggregate unrealized loss of $11.7 million. In addition, the Company's investment portfolio currently provides approximately $14.4 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

YEAR 2000

       The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company's parent has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications and expects to significantly complete its plan by the end of the calendar year 1998. Testing of both the repaired and replacement systems will be conducted during calendar 1999. The cost of these changes will be substantially borne by the Company's affiliates and will not have a material impact on the Company's results of operations.

       In addition, the Company has distributed a year 2000 questionnaire to certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remediate their own year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issues. Therefore, there can be no assurance that such other parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 20 and 21 herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

        The directors and principal officers of First SunAmerica Life Insurance Company (the "Company") as of December 22, 1998 are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations).

                                                                           Other Positions and
                                                           Year            Other Business
                                 Present                   Assumed         Experience Within
    Name                   Age   Position(s)               Position(s)     Last Five Years**             From-To
-------------              ---   -----------               -----------     -----------------             -------
Eli Broad*                 65    Chairman,                 1994            Co-founded SAI
                                 Chief Executive                           in 1957
                                 Officer and
                                 President of
                                 the Company
                                 Chairman, Chief           1986
                                 Executive Officer
                                 and President of
                                 SunAmerica Inc.
                                 ("SAI")

Jay S. Wintrob*            41    Executive Vice            1991            (Joined SAI in 1987)
                                 President of the
                                 Company
                                 Vice Chairman and         1998
                                 Chief Operating
                                 Officer of SAI

James R. Belardi*          41    Senior Vice               1992            (Joined SAI in 1986)
                                 President of the
                                 Company
                                 Executive Vice            1995
                                 President of SAI

Jana Waring Greer*         46    Senior Vice               1991            (Joined SAI in 1974)
                                 President of the
                                 Company and SAI

Scott L. Robinson*         52    Senior Vice               1991            (Joined SAI in 1978)
                                 President and
                                 Treasurer of
                                 the Company
                                 Senior Vice               1991
                                 President and
                                 Controller of SAI



----------

*   Also serves as a director

**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                                         Other Positions and
                                                          Year           Other Business
                                 Present                  Assumed        Experience Within
    Name                   Age   Position(s)              Position(s)    Last Five Years**               From-To
-------------              ---   -----------              -----------    -----------------               -------
James Rowan*               36    Senior Vice              1996           Vice President of               1993-1995
                                 President of the                        SAI
                                 Company
                                 Senior Vice              1995
                                 President of SAI

Susan L. Harris*           41    Senior Vice              1994           Vice President,                 1994-1995
                                 President and                           General Counsel-
                                 Secretary of the                        Corporate Affairs
                                 Company                                 and Secretary of SAI
                                 Senior Vice              1995           Vice President,                 1989-1994
                                 President,                              Associate General
                                 General Counsel                         Counsel and Secretary
                                 and Secretary of                        of SAI
                                 SAI                                     (Joined SAI in 1985)

David W. Ferguson          45    Director                 1987           Partner, Davis Polk             1980 to
                                                                         & Wardwell                        present

Thomas A. Harnett          74    Director                 1987           Partner, Lane &                 1989 to
                                                                         Mitterdorf, LLP                   present

Peter McMillan, III        41    Director                 1994           Executive Vice                  1994-1998
                                                                         President and
                                                                         Chief Investment
                                                                         Officer of SunAmerica
                                                                         Investments Inc. (DE)
                                                                         Senior Vice President,          1989-1994
                                                                         SunAmerica
                                                                         Investments Inc. (DE)

Margery K. Neale           39     Director                1996           Partner, Swidler,               1990 to
                                                                         Berlin, Shereff &                 present
                                                                         Friedman, LLP

Lester Pollack             65     Director                1987           Chief Executive                 1986 to
                                                                         Officer, Centre                   present
                                                                         Partners, L.P.
                                                                         Managing Partner,               1986 to
                                                                         Lazard Freres & Co.               present
                                                                         Senior Managing                 1988 to
                                                                         Director, Corporate               present
                                                                         Advisors, L.P.

Richard D. Rohr            72     Director                1987           Partner, Bodman,                1958 to
                                                                         Longley & Dahling                 present



----------

*   Also serves as a director

**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                                         Other Positions and
                                                        Year             Other Business
                                 Present                Assumed          Experience Within
    Name                   Age   Position(s)            Position(s)      Last Five Years**               From-To
-------------              ---   -----------            -----------      -----------------               -------
N. Scott Gillis            45    Senior Vice            1994             Vice President and              1989-1994
                                 President and                           Controller, SunAmerica
                                 Controller of the                       Life Companies ("SLC")
                                 Company                                 (Joined SAI in 1985)
                                 Vice President of      1997
                                 SAI

Edwin R. Reoliquio         41    Senior Vice            1995             Vice President and              1990-1995
                                 President and                           Actuary, SLC
                                 Chief Actuary
                                 of the Company

Victor E. Akin             34    Senior Vice            1996             Vice President, SLC             1995-1996
                                 President of                            Director, Product               1994-1995
                                 the Company                             Development, SLC
                                                                         Manager, Business               1993-1994
                                                                         Development, SLC

David Bechtel              31    Vice President         1998             Vice President,                 1996-1998
                                 & Assistant                             Deutsche Morgan
                                 Treasurer of                            Grenfell, Inc.
                                 the Company                             Associate,                      1995-1996
                                 Vice President         1998             UBS Securities LLC
                                 and Treasurer                           Associate,                      1994
                                 of SAI                                  Wachtell Lipton Rosen
                                                                         & Katz
                                                                         Associate,                      1993-1994
                                                                         Wells Fargo Nikko
                                                                         Investment Advisers

Keith B. Jones             47    Vice President         1992             (Joined SAI in 1989)
                                 of the Company

Michael L. Lindquist       45    Vice President         1993             (Joined SAI in 1983)
                                 of the Company

Gregory M. Outcalt         36    Vice President         1993             (Joined SAI in 1986)
                                 of the Company

Scott H. Richland          36    Vice President         1994             Senior Vice President           1997-1998
                                 of the Company                          and Treasurer of SAI
                                 Senior Vice            1997             Vice President and              1995-1997
                                 President of SAI                        Treasurer of SAI
                                                                         Vice President and              1994-1995
                                                                         Assistant Treasurer
                                                                         of SAI
                                                                         Assistant Treasurer             1993-1994
                                                                         of SAI
                                                                         (Joined SAI in 1990)

----------

*   Also serves as a director

**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.  EXECUTIVE COMPENSATION

       All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company. No executive officer of the Company earned allocated cash compensation in excess of $100,000. Eli Broad, Chairman, Chief Executive Officer and President of the Company, earned allocated cash compensation of $66,035.

       Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1998, Mr. Broad was the beneficial owner of 13,015,360 shares of Common Stock of SunAmerica Inc. (approximately 6.4% of the class outstanding) and 13,340,591 shares of Nontransferable Class B Common Stock of SunAmerica Inc. (approximately 8.2% of the class outstanding). Of the Common Stock, 1,053,738 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 9,283,050 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before January 30, 1999 and as to which he has no voting or investment power. Of the Nontransferable Class B Common Stock, 12,284,360 shares are held directly by Mr. Broad and 1,056,231 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At November 30, 1998, all directors and officers as a group beneficially owned 16,027,507 shares of Common Stock (approximately 8% of the class outstanding) and 13,340,591 shares of Nontransferable Class B Common Stock (approximately 82% of the class outstanding).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

       Reference is made to the index set forth on page F-1 of this report.


EXHIBITS

Exhibit
  No                                 Description
-------
    2(a)       Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), Anchor National Life
               Insurance Company and MBL Life Assurance Corporation, is
               incorporated herein by reference to Exhibit 2(e) to SAI's 1998
               Annual Report on Form 10-K, filed December 21, 1998.

    3(a) Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation are incorporated herein by reference to Exhibit
               3(a) of the Company's 1997 Annual Report on Form 10-K, filed
               December 22, 1997.

    3(b) Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, dated May 14,
               1996.

      27       Financial Data Schedule

REPORTS ON FORM 8-K

On July 17, 1998, the Company filed a Current Report on Form 8-K to file a press release issued by SunAmerica Inc. in connection with the Company's acquisition of a block of individual life and individual group annuity business of MBL Life Assurance Corporation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                 By/s/  SCOTT L. ROBINSON
                                 ---------------------------------------------
                                 Scott L. Robinson
                                 Senior Vice President, Treasurer and Director
December 23, 1998

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

               Signature                     Title                                     Date
               ---------                     -----                                     ----
/s/   ELI BROAD                              Chairman, Chief Executive                 December 23, 1998
------------------------------               Officer and President                     -----------------
       Eli Broad                             (Principal Executive Officer)

/s/   SCOTT L. ROBINSON                      Senior Vice President,                    December 23, 1998
------------------------------               Treasurer and Director                    -----------------
       Scott L. Robinson                     (Principal Financial Officer)

/s/   N. SCOTT GILLIS                        Senior Vice President and                 December 23, 1998
------------------------------               Controller (Principal                     -----------------
       N. Scott Gillis                       Accounting Officer)

/s/   JAY S. WINTROB                         Executive Vice President                  December 23, 1998
------------------------------               and Director                              -----------------
       Jay S. Wintrob

/s/   JAMES R. BELARDI                       Senior Vice President                     December 23, 1998
------------------------------               and Director                              -----------------
       James R. Belardi

/s/   JANA W. GREER                          Senior Vice President                     December 23, 1998
------------------------------               and Director                              -----------------
       Jana W. Greer

/s/   SUSAN L. HARRIS                        Senior Vice President,                    December 23, 1998
------------------------------               Secretary and Director                    -----------------
       Susan L. Harris

/s/    JAMES W. ROWAN                        Senior Vice President                     December 23, 1998
------------------------------               and Director                              -----------------
       James W. Rowan

/s/   EDWIN R. REOLIQUIO                     Senior Vice President                     December 23, 1998
------------------------------               and Chief Actuary                         -----------------
       Edwin R. Reoliquio

/s/   PETER McMILLAN                         Director                                  December 23, 1998
------------------------------                                                         -----------------
       Peter McMillan

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page(s)
                                                                   -------

Report of Independent Accountants                                    F-2

Balance Sheet as of September 30, 1998 and 1997                      F-3

Income Statement for the years ended
       September 30, 1998, 1997 and 1996                             F-4

Statement of Cash Flows for the years ended
       September 30, 1998, 1997 and 1996                             F-5 through
                                                                     F-6

Notes to Financial Statements                                        F-7 through
                                                                     F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholder of First SunAmerica Life Insurance Company


In our opinion, the accompanying balance sheet and the related income statement and statement of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company (the "Company") at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the financial statements for the year ended September 30, 1997 have been restated to reflect the merger of John Alden Life Insurance Company of New York ("JANY") with and into the Company. The merger was accounted for similar to a pooling of interests. The income statement for that year includes the operating results of JANY'S for the period from April 1, 1997 (the date of acquisition of JANY by SunAmerica Life Insurance Company, the direct parent of the Company) through September 30, 1997. We have audited the adjustments that were applied to restate the 1997 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1997 financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
November 9, 1998

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                  BALANCE SHEET

                                                                   September 30,
                                                        ----------------------------------
                                                             1998                 1997
                                                        --------------       --------------
ASSETS

Investments:
  Cash and short-term investments                       $   55,679,000       $   50,585,000
  Bonds and notes available for sale
    at fair value (amortized
    cost: 1998, $1,262,703,000;
    1997, $1,459,112,000)                                1,303,872,000        1,499,253,000
  Mortgage loans                                           187,906,000          131,117,000
  Other invested assets                                      6,859,000            9,277,000
                                                        --------------       --------------
  Total investments                                      1,554,316,000        1,690,232,000

Variable annuity assets held in separate accounts          271,865,000          171,475,000
Accrued investment income                                   19,853,000           22,243,000
Deferred acquisition costs                                  87,074,000           96,516,000
Receivable from brokers for sales of securities              6,601,000                   --
Other assets                                                 2,451,000            4,024,000
                                                        --------------       --------------
TOTAL ASSETS                                            $1,942,160,000       $1,984,490,000
                                                        ==============       ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                  $1,460,856,000       $1,556,656,000
  Payable to brokers for purchases of securities                    --           12,460,000
  Income taxes currently payable                            10,177,000            2,236,000
  Other liabilities                                          7,836,000           68,601,000
                                                        --------------       --------------
  Total reserves, payables and
    accrued liabilities                                  1,478,869,000        1,639,953,000
                                                        --------------       --------------
Variable annuity liabilities related to separate
  accounts                                                 271,865,000          171,475,000
                                                        --------------       --------------
Deferred income taxes                                        5,371,000            4,984,000
                                                        --------------       --------------
Shareholder's equity:
  Common Stock                                               3,000,000            3,000,000
  Additional paid-in capital                               144,428,000          144,428,000
  Retained earnings                                         31,361,000           14,826,000
  Net unrealized gains on bonds and
    notes available for sale                                 7,266,000            5,824,000
                                                        --------------       --------------
  Total shareholder's equity                               186,055,000          168,078,000
                                                        --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $1,942,160,000       $1,984,490,000
                                                        ==============       ==============



                             See accompanying notes

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                INCOME STATEMENT

                                                Years ended September 30,
                                 -------------------------------------------------------
                                      1998                 1997                 1996
                                 -------------        -------------        -------------
Investment income                $ 117,496,000        $  65,559,000        $   9,957,000
                                 -------------        -------------        -------------
Interest expense on:
  Fixed annuity contracts          (80,624,000)         (45,765,000)          (7,155,000)
  Senior indebtedness                 (109,000)            (589,000)              (4,000)
                                 -------------        -------------        -------------
Total interest expense             (80,733,000)         (46,354,000)          (7,159,000)
                                 -------------        -------------        -------------
NET INVESTMENT INCOME               36,763,000           19,205,000            2,798,000
                                 -------------        -------------        -------------
NET REALIZED INVESTMENT
  GAINS (LOSSES)                     4,690,000            5,020,000             (539,000)
                                 -------------        -------------        -------------
Fee income:
  Variable annuity fees              3,607,000            1,712,000              690,000
  Surrender charges                  4,350,000            1,809,000              221,000
                                 -------------        -------------        -------------
TOTAL FEE INCOME                     7,957,000            3,521,000              911,000
                                 -------------        -------------        -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                          (3,301,000)          (3,222,000)          (1,480,000)
                                 -------------        -------------        -------------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                (17,120,000)         (10,386,000)            (500,000)
                                 -------------        -------------        -------------

ANNUAL COMMISSIONS                    (348,000)            (195,000)             (19,000)
                                 -------------        -------------        -------------

PRETAX INCOME                       28,641,000           13,943,000            1,171,000

Income tax expense                 (12,106,000)          (5,090,000)            (448,000)
                                 -------------        -------------        -------------

NET INCOME                       $  16,535,000        $   8,853,000        $     723,000
                                 =============        =============        =============




                             See accompanying notes

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS

                                                           Years ended September 30,
                                            -------------------------------------------------------
                                                 1998                 1997                 1996
                                            -------------        -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  16,535,000        $   8,853,000        $     723,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Interest credited to fixed
         annuity contracts                     80,624,000           45,765,000            7,155,000
       Net realized investment
         (gains) losses                        (4,690,000)          (5,020,000)             539,000
       Accretion of net discounts on
         investments                           (1,985,000)          (1,070,000)            (343,000)
       Amortization of goodwill                    58,000               58,000               58,000
       Provision for deferred income
         taxes                                   (389,000)             401,000              740,000
  Change in:
    Deferred acquisition costs                  5,642,000           (4,215,000)          (5,736,000)
    Income taxes receivable/payable             7,941,000            2,535,000             (322,000)
  Other, net                                    8,472,000           (2,289,000)            (254,000)
                                            -------------        -------------        -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                  112,208,000           45,018,000            2,560,000
                                            -------------        -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
     Bonds and notes                         (761,591,000)        (833,174,000)        (124,681,000)
     Mortgage loans                           (82,256,000)                  --                   --
     Other investments, excluding
       short-term investments                     (11,000)                  --                   --
  Sales of:
     Bonds and notes                          864,763,000          561,887,000           80,440,000
     Mortgage loans                                    --           88,371,000                   --
     Other investments, excluding
      short-term investments                      494,000              140,000                   --
  Redemptions and maturities of:
    Bonds and notes                            81,254,000           51,600,000           11,514,000
    Mortgage loans                             24,501,000           13,535,000            4,736,000
    Other investments, excluding
      short-term investments                           --               99,000                   --
                                            -------------        -------------        -------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                  127,154,000         (117,542,000)         (27,991,000)
                                            -------------        -------------        -------------

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                                                 Years ended September 30,
                                                  -------------------------------------------------------
                                                       1998                 1997                 1996
                                                  -------------        -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
     contracts                                    $ 130,851,000        $ 131,711,000        $  45,417,000
  Net exchanges from the fixed
     accounts of variable annuity contracts         (47,852,000)         (22,346,000)          (4,719,000)
  Withdrawal payments on fixed annuity
     contracts                                     (221,629,000)         (88,229,000)          (9,850,000)
  Claims and annuity payments on fixed
     annuity contracts                              (36,892,000)         (13,774,000)          (3,752,000)
  Capital contributions received                             --            5,000,000                   --
  Net receipts from (repayments of)
     other short-term financings                    (23,970,000)          18,659,000           (1,340,000)
  Cession of non-annuity product lines              (34,776,000)                  --                   --
                                                  -------------        -------------        -------------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                       (234,268,000)          31,021,000           25,756,000
                                                  -------------        -------------        -------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              5,094,000          (41,503,000)             325,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                50,585,000            6,707,000            6,382,000

CASH AND SHORT-TERM INVESTMENTS OF
  MERGED ENTITY AT DATE OF MERGER                            --           85,381,000                   --
                                                  -------------        -------------        -------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                   $  55,679,000        $  50,585,000        $   6,707,000
                                                  =============        =============        =============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                   $     109,000        $     589,000        $       4,000
                                                  =============        =============        =============
  Net income taxes paid                           $   5,439,000        $   2,154,000        $      30,000
                                                  =============        =============        =============



                             See accompanying notes

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

       First SunAmerica Life Insurance Company (the "Company") is a wholly-owned indirect subsidiary of SunAmerica Inc. (the "Parent"). The Company is a New York-domiciled life insurance company engaged primarily in the business of selling and administering fixed and variable annuity contracts in the state of New York.

       The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest, strengths, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.     BUSINESS COMBINATION

       On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. On the date of acquisition, JANY had assets having an aggregate fair value of $1,536,179,000, composed primarily of invested assets totaling $1,403,807,000. Liabilities assumed in this acquisition totaled $1,411,179,000, including $1,363,764,000 of fixed annuity reserves. An account equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $103,695,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet. The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method from the date of acquisition. The balance sheet at September 30, 1997 and the income statement and statement of cash flows for the year ended September 30, 1997 have been restated from those originally contained in the September 30, 1997 Annual Report on Form 10-K to include the assets and liabilities of JANY and the results of JANY's operations and cash flows for the six-month period from April 1, 1997 through September 30, 1997. On a pro forma (unaudited) basis, assuming the acquisition and merger had occurred on October 1,

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

2.     BUSINESS COMBINATION (Continued)

       1995, the beginning of the earliest period presented herein, revenues (net investment income, net realized investment losses and fee income) would have been $40,891,000 and $29,768,000 and net income would have been $12,434,000 and $6,710,000 for the years ended September 30, 1997 and 1996, respectively.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Certain prior period amounts have been reclassified to conform with the 1998 presentation.

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

       Bonds and notes available for sale are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity. Bonds and notes are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

       Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Other invested assets include real estate, which is carried at the lower of cost or fair value, policy loans, which are carried at unpaid balances, and common stock, which is carried at fair value.

       Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

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

       As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been decreased by $30,000,000 at September 30, 1998 and $31,200,000 at
       September 30, 1997 for this adjustment.

       VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

       GOODWILL: Goodwill, amounting to $705,000 at September 30, 1998, is amortized by using the straight-line method over a period of 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for the Company as of October 1, 1998 and is not included in these financial statements. Implementation of SFAS 130 will not have an impact on the Company's results of operations, financial condition or liquidity.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for the Company as of October 1, 1999 and is not included in these financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.     INVESTMENTS

       The amortized cost and estimated fair value of bonds and notes available for sale by major category follow:

                                                                                       Estimated
                                                                Amortized                   fair
                                                                     cost                  value
                                                           --------------         --------------
       AT SEPTEMBER 30, 1998:

          Securities of the United States
            Government                                     $      518,000         $      549,000
          Mortgage-backed securities                          454,934,000            472,557,000
          Securities of public utilities                       81,525,000             84,711,000
          Corporate bonds and notes                           658,674,000            677,717,000
          Other debt securities                                67,052,000             68,338,000
                                                           --------------         --------------
            Total                                          $1,262,703,000         $1,303,872,000
                                                           ==============         ==============

       AT SEPTEMBER 30, 1997:

          Securities of the United States
            Government                                     $   36,083,000         $   36,950,000
          Mortgage-backed securities                          487,585,000            501,683,000
          Securities of public utilities                       50,855,000             53,018,000
          Corporate bonds and notes                           754,322,000            775,073,000
          Other debt securities                               130,267,000            132,529,000
                                                           --------------         --------------
            Total                                          $1,459,112,000         $1,499,253,000
                                                           ==============         ==============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.     INVESTMENTS (Continued)

       The amortized cost and estimated fair value of bonds and notes available for sale by contractual maturity, as of September 30, 1998, follow:

                                                                                       Estimated
                                                                   Amortized                fair
                                                                        cost               value
                                                              --------------      --------------

       Due in one year or less                                $    8,342,000      $    8,377,000
       Due after one year through five years                     257,156,000         268,154,000
       Due after five years through ten years                    430,780,000         440,068,000
       Due after ten years                                       111,491,000         114,716,000
       Mortgage-backed securities                                454,934,000         472,557,000
                                                              --------------      --------------
         Total                                                $1,262,703,000      $1,303,872,000
                                                              ==============      ==============

       Actual maturities of bonds and notes will differ from those shown above due to prepayments and redemptions.

       Gross unrealized gains and losses on bonds and notes available for sale by major category follow:

                                                                       Gross               Gross
                                                                  unrealized          unrealized
                                                                       gains              losses
                                                                ------------        ------------
            AT SEPTEMBER 30, 1998:

       Securities of the United States
         Government                                             $     31,000        $         --
       Mortgage-backed securities                                 17,733,000            (110,000)
       Securities of public utilities                              3,562,000            (376,000)
       Corporate bonds and notes                                  30,219,000         (11,176,000)
       Other debt securities                                       1,297,000             (11,000)
                                                                ------------        ------------
         Total                                                  $ 52,842,000        $(11,673,000)
                                                                ============        ============
            AT SEPTEMBER 30, 1997:

       Securities of the United States
         Government                                             $    867,000        $         --
       Mortgage-backed securities                                 14,176,000             (78,000)
       Securities of public utilities                              2,163,000                  --
       Corporate bonds and notes                                  21,181,000            (430,000)
       Other debt securities                                       2,270,000              (8,000)
                                                                ------------        ------------
         Total                                                  $ 40,657,000        $   (516,000)
                                                                ============        ============

                                      F-12

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.     INVESTMENTS (Continued)

       Gross unrealized gains on equity securities available for sale aggregated $9,000 and $19,000 at September 30, 1998 and 1997, respectively. There were no unrealized losses at September 30, 1998 and 1997.

       Gross realized investment gains and losses on sales of investments are as follows:

                                                          Years ended September 30,
                                            ----------------------------------------------------
                                                1998                1997                1996
                                            ------------        ------------        ------------

       BONDS AND NOTES:
         Realized gains                     $ 13,067,000        $  6,441,000        $  1,039,000
         Realized losses                      (7,509,000)         (1,466,000)         (1,295,000)

       MORTGAGE LOANS:
         Realized losses                        (289,000)            (15,000)                 --

       OTHER INVESTMENTS:
         Realized gains                           22,000             140,000                  --
         Realized losses                        (209,000)                 --            (112,000)

       IMPAIRMENT WRITEDOWNS                    (392,000)            (80,000)           (171,000)
                                            ------------        ------------        ------------
          Total net realized
            investment gains (losses)       $  4,690,000        $  5,020,000        $   (539,000)
                                            ============        ============        ============


       The sources and related amounts of investment income are as follows:

                                                         Years ended September 30,
                                            ----------------------------------------------------
                                                1998                1997               1996
                                            ------------        ------------        ------------
       Short-term investments               $  2,340,000        $  1,334,000        $    390,000
       Bonds and notes                       100,808,000          56,253,000           9,186,000
       Mortgage loans                         13,901,000           7,714,000             381,000
       Other invested assets                     447,000             258,000                  --
                                            ------------        ------------        ------------
         Total investment income            $117,496,000        $ 65,559,000        $  9,957,000
                                            ============        ============        ============


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

4.     INVESTMENTS (Continued)

       Expenses incurred to manage the investment portfolio amounted to $814,000 for the year ended September 30, 1998, $387,000 for the year ended September 30, 1997, and $121,000 for the year ended September 30, 1996, and are included in General and Administrative Expenses in the income statement.

       The carrying value of investments in any one entity or its affiliates exceeding 10% of the Company's shareholder's equity at September 30, 1998 is as follows:

               Bonds and notes:
                 Mellon Bank NA                     $24,484,000
                                                    ===========


       At September 30, 1998, mortgage loans were collateralized by properties located in 34 states and the District of Columbia, with loans totaling approximately 16% of the aggregate carrying value of the portfolio secured by properties located in New York, approximately 15% by properties located in California, and approximately 10% by properties located in Michigan. No more than 8% of the portfolio was secured by properties in any other single state.

       At September 30, 1998, bonds and notes included $97,045,000 of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at September 30, 1998.

       At September 30, 1998, the carrying value of investments in default as to the payment of principal or interest was $1,167,000 all of which were mortgage loans. Such nonperforming investments had an estimated fair value equal to their carrying value.

       At September 30, 1998, $518,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

       VARIABLE ANNUITY ASSETS HELD IN SEPARATE ACCOUNTS: Variable annuity assets are carried at the market value of the underlying securities.

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

       VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

       The estimated fair values of the Company's financial instruments at September 30, 1998 and 1997, compared with their respective carrying values, are as follows:

                                                      Carrying                 Fair
                                                         value                value
                                                --------------       --------------
       1998:

       ASSETS:
         Cash and short-term investments        $   55,679,000       $   55,679,000
         Bonds and notes                         1,303,872,000        1,303,872,000
         Mortgage loans                            187,906,000          194,471,000
         Variable annuity assets held in
           separate accounts                       271,865,000          271,865,000
         Receivable from brokers for
           sales of securities                       6,601,000            6,601,000

       LIABILITIES:
         Reserves for fixed annuity
           contracts                             1,460,856,000        1,406,853,000
         Variable annuity liabilities
           related to separate accounts            271,865,000          256,623,000
                                                ==============       ==============
       1997:

       ASSETS:
         Cash and short-term investments        $   50,585,000       $   50,585,000
         Bonds and notes                         1,499,253,000        1,499,253,000
         Mortgage loans                            131,117,000          136,648,000
         Variable annuity assets held in
           separate accounts                       171,475,000          171,475,000

       LIABILITIES:
         Reserves for fixed annuity
           contracts                             1,556,656,000        1,486,551,000
         Payable to brokers for purchases
           of securities                            12,460,000           12,460,000
         Variable annuity liabilities
           related to separate accounts            171,475,000          163,045,000
                                                ==============       ==============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

6.     CONTINGENT LIABILITIES

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

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

7.     SHAREHOLDER'S EQUITY

       The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At September 30, 1998 and 1997, 300 shares were outstanding.

       Changes in shareholder's equity are as follows:


                                                             Years ended September 30,
                                              -------------------------------------------------------
                                                   1998                 1997                 1996
                                              -------------        -------------        -------------
       ADDITIONAL PAID-IN CAPITAL:
         Beginning balance                    $ 144,428,000        $  14,428,000        $  14,428,000
         Additional paid-in capital
            acquired as a result of
            the merger with JANY                         --          125,000,000                   --
         Capital contributions
           received                                      --            5,000,000                   --
                                              -------------        -------------        -------------
           Ending balance                     $ 144,428,000        $ 144,428,000        $  14,428,000
                                              =============        =============        =============
       RETAINED EARNINGS:
         Beginning balance                    $  14,826,000        $   5,973,000        $   5,250,000
         Net income                              16,535,000            8,853,000              723,000
                                              -------------        -------------        -------------
         Ending balance                       $  31,361,000        $  14,826,000        $   5,973,000
                                              =============        =============        =============
       NET UNREALIZED GAINS (LOSSES)
         ON BONDS AND NOTES
         AVAILABLE FOR SALE:
           Beginning balance                  $   5,824,000        $    (181,000)       $    (860,000)
            Change in net unrealized
             gains (losses) on bonds
             and notes available for
             sale                                 1,018,000           40,538,000            1,145,000
           Change in adjustment to
             deferred acquisition costs           1,200,000          (31,300,000)            (100,000)
           Tax effect of net changes               (776,000)          (3,233,000)            (366,000)
                                              -------------        -------------        -------------
          Ending balance                      $   7,266,000        $   5,824,000        $    (181,000)
                                              =============        =============        =============

                             FIRST SUNAMERICA LIFE INSURANCE COMPANY

7.     SHAREHOLDER'S EQUITY (Continued)

       For a life insurance company domiciled in the State of New York, no dividend may be distributed to any shareholder unless notice of the domestic insurer's intention to declare such dividend and the amount have been filed with the Superintendent of Insurance not less than 30 days in advance of such proposed declaration, or if the Superintendent disapproves the distribution of the dividend within the 30-day period. No dividends were paid in fiscal years 1998, 1997 or 1996.

       Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended September 30, 1998 was $15,170,000. The statutory net income for the year ended December 31, 1997 was $18,390,000 and the statutory net income for the year ended December 31, 1996 was $9,989,000. The Company's statutory capital and surplus was $94,239,000 at September 30, 1998, $83,861,000 at December 31, 1997 and $77,929,000 at December 31, 1996.

8.     INCOME TAXES

       The components of the provisions for income taxes on pretax income consist of the following:

                                       Net realized
                                         investment
                                       gains (losses)        Operations               Total
                                        ------------        ------------        ------------
       1998:

       Currently payable                $  2,711,000        $  9,784,000        $ 12,495,000
       Deferred                             (515,000)            126,000            (389,000)
                                        ------------        ------------        ------------
         Total income tax expense       $  2,196,000        $  9,910,000        $ 12,106,000
                                        ============        ============        ============
       1997:

       Currently payable                $  1,790,000        $  2,899,000        $  4,689,000
       Deferred                              (11,000)            412,000             401,000
                                        ------------        ------------        ------------
         Total income tax expense       $  1,779,000        $  3,311,000        $  5,090,000
                                        ============        ============        ============
       1996:

       Currently payable                $   (121,000)       $   (171,000)       $   (292,000)
       Deferred                             (105,000)            845,000             740,000
                                        ------------        ------------        ------------
         Total income tax expense       $   (226,000)       $    674,000        $    448,000
                                        ============        ============        ============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

       Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                                Years ended September 30,
                                                       ----------------------------------------
                                                           1998          1997            1996
                                                       -----------    ----------       --------

       Amount computed at statutory rate               $10,024,000    $4,880,000       $410,000
       Increases (decreases) resulting
         from:
           Amortization of differences
             between book and tax bases of
             net assets acquired                            20,000        20,000         20,000
           State income taxes, net
             of federal tax benefit                      2,042,000       200,000         25,000
           Other, net                                       20,000       (10,000)        (7,000)
                                                       -----------    ----------       --------
           Total income tax expense                    $12,106,000    $5,090,000       $448,000
                                                       ===========    ==========       ========

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

8.     INCOME TAXES (Continued)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                                                         September 30,
                                                               --------------------------------
                                                                   1998                1997
                                                               ------------        ------------

       DEFERRED TAX LIABILITIES:
       Investments                                             $  1,782,000        $    891,000
       Deferred acquisition costs                                29,505,000          30,144,000
       Net unrealized gains on debt
         and equity securities
         available for sale                                       3,912,000           3,136,000
       Other liabilities                                             46,000             125,000
                                                               ------------        ------------
         Total deferred tax liabilities                          35,245,000          34,296,000
                                                               ------------        ------------
       DEFERRED TAX ASSETS:
       Contractholder reserves                                  (18,535,000)        (26,202,000)
       State income taxes                                           (79,000)            (80,000)
       Other assets                                             (11,260,000)         (3,030,000)
                                                               ------------        ------------
         Total deferred tax assets                              (29,874,000)        (29,312,000)
                                                               ------------        ------------
         Deferred income taxes                                 $  5,371,000        $  4,984,000
                                                               ============        ============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

9.     RELATED-PARTY MATTERS

       The Company pays commissions to six affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp., Financial Services Corp., Sentra Securities Corp., Spelman & Co. Inc. and Royal Alliance Associates, Inc. Commissions paid to these broker-dealers totaled $3,855,000 in 1998, $4,486,000 in 1997, and $2,646,000 in 1996. These
       broker-dealers represent a significant portion of the Company's business, amounting to 33.0%, 38.9% and 57.9% of premiums in 1998, 1997 and 1996, respectively. No single unaffiliated broker-dealer was responsible for more than 22% of total premiums in each of the years ended September 30, 1998, 1997, and 1996.

       The Company paid occupancy and office services expenses to Royal Alliance Associates, Inc. totaling $15,000 for the year ended September 30, 1996. The Company paid no such charges in the years ended September 30, 1998 and 1997.

       The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, whose purpose is to provide services to the Company and its affiliates. Amounts paid for such services totaled $3,877,000 for the year ended September 30, 1998, $2,454,000 for the year ended September 30, 1997 and $2,097,000 for the year ended September 30, 1996. The marketing component of such costs during these periods amounted to $1,877,000, $1,223,000 and $1,082,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of these costs are included in General and Administrative Expenses in the income statement.

       During the year ended September 30, 1998, the Company sold bonds to the Parent for cash equal to their current market value, which aggregated $2,155,000. The Company recorded a net gain of $83,000 on the transactions.

10.    SUBSEQUENT EVENTS

       On July 15, 1998, Anchor National Life Insurance Company, an affiliate of the Company, entered into a definitive agreement to acquire the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") via a 100% coinsurance transaction for approximately $130,000,000 in cash. The transaction will include approximately $2,000,000,000 of universal life reserves and $3,000,000,000 of fixed annuity reserves. The affiliate plans to reinsure a large portion of the mortality risk associated with the acquired block of universal life business. Completion of this acquisition is expected by the end of calendar year 1998 and is subject to customary conditions and required approvals. Included in this block of business is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contract owners are residents of New York State the ("New York Business"). Approximately six months subsequent to completion of the

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

10.    SUBSEQUENT EVENTS (Continued)

       transaction, the New York Business will be acquired by the Company via an assumption reinsurance agreement between the Company and MBL Life, which will supersede the coinsurance agreement. The $130,000,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed life insurance reserves.

       On August 20, 1998, the Company's Parent announced that it has entered into a definite agreement to merge with and into American International Group, Inc. ("AIG"). Under the terms of the agreement, each share of the Parent's common stock (including Nontransferable Class B Common Stock) will be exchanged for .855 shares of AIG's common stock. The transaction will be treated as a pooling of interests for accounting purposes and will be a tax-free reorganization. The transaction was approved by both the Parent's and AIG's shareholders on November 18, 1998, and, subject to various regulatory approvals, will be completed in late 1998 or early 1999.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED


Exhibit
  No.                           Description
-------                         -----------


27      Financial Data Schedule.