Form 10-Q
period 1998-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1999-02-12
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/  /   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For  the  transition  period  from  October  1,  1998 to December 31, 1998


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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes x No _
                                                     -

     THE  NUMBER  OF  SHARES  OUTSTANDING  OF  THE  REGISTRANTS  COMMON STOCK ON
FEBRUARY  12,  1999  WAS  AS  FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                     Page
                                                                   Number(s)
                                                                   ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      December 31, 1998 and September 30, 1998                             3

      Statement of Income and Comprehensive Income (Unaudited) -
      Three Months Ended December 31, 1998 and 1997                        4

      Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1998 and 1997                      5-6

      Notes to Financial Statements (Unaudited)                          7-9

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              10-21

      Quantitative and Qualitative Disclosures About Market
      Risk                                                                22

Part II - Other Information                                               23






























































                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)



                                               December 31,   September 30,
                                                       1998            1998
                                             --------------  --------------
ASSETS

Investments:
  Cash and short-term investments             $   18,466,000  $   55,679,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    December 1998, $1,293,637,000;
    September 1998, $1,262,703,000)            1,313,390,000   1,303,872,000
  Mortgage loans                                 176,737,000     187,906,000
  Other invested assets                            6,539,000       6,859,000
                                              --------------  --------------

  Total investments                            1,515,132,000   1,554,316,000

Variable annuity assets held in separate
  accounts                                       344,619,000     271,865,000
Accrued investment income                         18,169,000      19,853,000
Deferred acquisition costs                        96,918,000      87,074,000
Receivable from brokers for sales of
  securities                                      30,597,000       6,661,000
Other assets                                       2,247,000       2,451,000
                                              --------------  --------------

TOTAL ASSETS                                  $2,007,682,000  $1,942,220,000
                                              ==============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $1,432,558,000  $1,460,856,000
  Income taxes currently payable                  10,144,000      10,177,000
  Payable to brokers for purchases
    of securities                                 19,806,000          60,000
  Other liabilities                               12,088,000       7,836,000
                                              --------------  --------------

  Total reserves, payables
    and accrued liabilities                    1,474,596,000   1,478,929,000
                                              --------------  --------------

Variable annuity liabilities related
  to separate accounts                           344,619,000     271,865,000
                                              --------------  --------------

Deferred income taxes                              3,792,000       5,371,000
                                              --------------  --------------

Shareholder's equity:
  Common Stock                                     3,000,000       3,000,000
  Additional paid-in capital                     144,428,000     144,428,000
  Retained earnings                               34,737,000      31,361,000
  Accumulated other comprehensive income           2,510,000       7,266,000
                                              --------------  --------------

  Total shareholder's equity                     184,675,000     186,055,000
                                              --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $2,007,682,000  $1,942,220,000
                                              ==============  ==============


See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                          1998           1997
                                                 -------------  -------------
Investment income                                $ 28,010,000   $ 29,882,000
                                                 -------------  -------------

Interest expense on:
  Fixed annuity contracts                         (18,406,000)   (21,307,000)
  Senior indebtedness                                  (1,000)       (28,000)
                                                 -------------  -------------

  Total interest expense                          (18,407,000)   (21,335,000)
                                                 -------------  -------------

NET INVESTMENT INCOME                               9,603,000      8,547,000
                                                 -------------  -------------

NET REALIZED INVESTMENT GAINS                         797,000      2,075,000
                                                 -------------  -------------

Fee income:

  Variable annuity fees                             1,189,000        699,000
  Surrender charges                                   662,000        954,000
                                                 -------------  -------------

TOTAL FEE INCOME                                    1,851,000      1,653,000
                                                 -------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                                         (1,548,000)      (988,000)
                                                 -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                                (5,046,000)    (4,026,000)
                                                 -------------  -------------

ANNUAL COMMISSIONS                                    (90,000)       (68,000)
                                                 -------------  -------------

PRETAX INCOME                                       5,567,000      7,193,000

Income tax expense                                 (2,191,000)    (2,919,000)
                                                 -------------  -------------


NET INCOME                                          3,376,000      4,274,000


Other comprehensive income (loss), net of tax:

Net unrealized gains on bonds and notes
  available for sale:
    Net unrealized gains (losses) on bonds
      and notes available for sale identified
      in the current period                        (1,446,000)     3,898,000
    Less reclassification adjustment for
      net realized gains included in net
      income                                       (3,310,000)    (3,652,000)
                                                 -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)                  (4,756,000)       246,000
                                                 -------------  -------------

COMPREHENSIVE INCOME (LOSS)                      $ (1,380,000)  $  4,520,000
                                                 =============  =============

















See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                       1998            1997
                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $   3,376,000   $   4,274,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to fixed annuity
      contracts                                 18,407,000      21,307,000
    Net realized investment gains                 (797,000)     (2,075,000)
    Accretion of net discounts on
      investments                                 (377,000)       (543,000)
    Amortization of goodwill                        14,000          14,000
    Provision for deferred income taxes            981,000         761,000
Change in:
  Deferred acquisition costs                     4,256,000        (471,000)
  Income taxes currently payable                   (33,000)      2,159,000
Other, net                                      (1,946,000)      4,926,000
                                             --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES       23,881,000      30,352,000
                                             --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                           (323,897,000)   (173,754,000)
    Other investments, excluding short-term
      investments                                      ---        (236,000)
  Sales of:
    Bonds and notes                            271,632,000     230,398,000
  Redemptions and maturities of:
    Bonds and notes                             18,231,000      23,953,000
    Mortgage loans                              11,253,000       1,258,000
    Other investments, excluding short-term
      investments                                  320,000             ---
                                             --------------  --------------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                   (22,461,000)     81,619,000
                                             --------------  --------------








































See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                   1998           1997
                                          -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                             $ 19,411,000   $ 30,790,000
  Net exchanges from the fixed accounts
    of variable annuity contracts           (9,340,000)   (11,632,000)
  Withdrawal payments on fixed annuity
    contracts                              (49,744,000)   (55,669,000)
  Claims and annuity payments on fixed
    annuity contracts                       (7,697,000)    (6,925,000)
  Net receipts from (repayments of)
    other short-term financings              8,737,000    (13,284,000)
  Cession of non-annuity product lines             ---    (34,776,000)
                                          -------------  -------------

NET CASH USED BY FINANCING ACTIVITIES      (38,633,000)   (91,496,000)
                                          -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                   (37,213,000)    20,475,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                       55,679,000     50,585,000
                                          -------------  -------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                           $ 18,466,000   $ 71,060,000
                                          =============  =============


SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness           $      1,000   $     28,000
                                          =============  =============


  Net income taxes paid                   $        ---   $      1,000
                                          =============  =============










































See accompanying notes

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis  of  Presentation
       -----------------------

     At December 31, 1998, First SunAmerica Life Insurance Company (the "Company") was an indirect wholly owned subsidiary of SunAmerica Inc. On January 1, 1999, SunAmerica Inc. merged with and into American International Group, Inc. ("AIG") in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, on the date of merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named
SunAmerica  Inc.  ("SunAmerica").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1998 and September 30, 1998, and the results of its operations and its cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1998, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

2.     Reinsurance
       -----------

On December 31, 1998, Anchor National Life Insurance Company ("ANLIC"), an affiliate of the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the affiliate received $2,276,894,000 in long-term bonds, $3,081,994,000 in cash and short-term securities, $309,386,000 in policy loans and $45,521,000 of accrued interest. The transaction includes $2,317,365,000 of universal life reserves, $3,413,827,000 of fixed annuity reserves and $70,687,000 of guaranteed investment contract reserves. Reserves for universal life contracts are based on fund value.

     This business was assumed from MBL life subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2 million, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the affiliate entered into a reinsurance treaty effective January 1, 1999 under which the affiliate retains no more than $100,000 of risk on any one insured life. With respect to these coinsurance agreements, the affiliate could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

     Included in the block of business acquired from MBL Life is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contract owners are residents of New York State ("the New York
Business").   Approximately

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

six months subsequent to completion of the transaction, the New York Business will be acquired by the Company, via an assumption reinsurance agreement, and the remainder of the business will be acquired by the affiliate via an assumption reinsurance agreement with MBL Life, which will supersede the coinsurance agreement. The $128,420,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed reserves.

3.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are disclosed to conform to the current year's presentation. Net unrealized gains on bonds and notes available for sale decreased by $4,756,000 during the months ended December 31, 1998, and increased by $246,000 during the three months ended December 31, 1997.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax (expense) benefit amounts for each component of the (decrease) increase in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:

                                                 Tax  Benefit
                                 Before  Tax       (Expense)      Net  of  Tax
                               -------------      ----------     -------------

  Three  months  ended  December  31,
  1998:
  Net unrealized losses on bonds
  and notes available for sale
  identified in the current
  period                            $(16,325,000)  $ 5,714,000   $(10,611,000)

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                14,100,000    (4,935,000)     9,165,000
                                    -------------  ------------  -------------

                                      (2,225,000)      779,000     (1,446,000)
  Reclassification adjustment for
    net realized gains included
    in net income                     (5,092,000)    1,782,000     (3,310,000)
                                    -------------  ------------  -------------

    Total decrease in net
      unrealized gains
      on bonds and notes
      available for sale            $ (7,317,000)  $ 2,561,000   $ (4,756,000)
                                    =============  ============  =============

  Three months ended December 31,
  1997:

  Net unrealized gains on bonds
  and notes available for sale
  identified in the current
  period                            $  4,898,000   $(1,715,000)  $  3,183,000

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                 1,100,000      (385,000)       715,000
                                    -------------  ------------  -------------

                                       5,998,000    (2,100,000)     3,898,000
  Reclassification adjustment for
    net realized gains included
    in net income                     (5,619,000)    1,967,000     (3,652,000)
                                    -------------  ------------  -------------

    Total increase in net
      unrealized gains on
      bonds and notes
      available for sale            $    379,000   $  (133,000)  $    246,000
                                    =============  ============  =============


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended December 31, 1998 ("1998") and December 31, 1997 ("1997") follows. The Company is in the process of changing its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 is a transition period.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings or profitability of the Company's activities.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $3.4 million in 1998, compared with $4.3 million in 1997.

     PRETAX INCOME totaled $5.6 million in 1998, compared with $7.2 million in 1997. The decline primarily resulted from a decrease in net realized investment gains and from increases in amortization of deferred acquisition costs and general and administrative expenses, which were partially offset by increased net investment income and variable annuity fees.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $9.6 million in 1998 from $8.5 million in 1997. These amounts equal 2.54% on average invested assets (computed on a daily basis) of $1.51 billion in 1998 and 2.17% on average invested assets of $1.58 billion in 1997.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $67.8 million in 1998 and $30.9 million in 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.31% in 1998 and 2.06% in 1997.

     Investment income (and the related yields on average invested assets) totaled $28.0 million (7.42%) in 1998, compared with $29.9 million (7.57%) in 1997. Investment yields were lower in 1998 primarily because of a generally declining interest rate environment.

     Total interest expense equaled $18.4 million in 1998 and $21.3 million in 1997. The average rate paid on all interest-bearing liabilities was 5.10% in 1998, compared with 5.51% in 1997. Interest-bearing liabilities averaged $1.44 billion in 1998 and $1.55 billion in 1998. The decrease in the average rate paid on interest-bearing liabilities primarily resulted from a reduction in the average crediting rate on the Company's closed block of fixed annuities due to a generally declining interest rate environment.

     The modest decline in average invested assets in 1998 reflects a similar modest decline in average interest-bearing liabilities, which results from the combined effect of decreased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed annuity premiums totaled $19.4 million in 1998, compared with $30.8 million in 1997 and are largely premiums for the fixed accounts of variable annuity products. These amounts represent 5% and 8% of the fixed annuity reserve balances at the beginning of the respective periods.

     NET REALIZED INVESTMENT GAINS totaled $0.8 million in 1998, compared to $2.1 million in 1997. Net realized investment gains in 1998 include impairment writedowns of $1.7 million. There were no impairment writedowns in 1997. Thus, net gains from sales and redemptions of investments totaled $2.5 million in 1998 and $2.1 million in 1997.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $322.9 million and $254.8 million in 1998 and 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.65% and 0.53% of average invested assets in 1998 and 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.2 million in 1998 and $0.7 million in 1997. These increased fees reflect growth in average variable annuity assets, principally due to increased market values, receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $305.4 million during 1998 and $180.9 million during 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated
$17.0  million  in  1998,  and  $16.6  million  in

1997. These amounts represent 25% and 39% of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $33.9 million and $23.6 million in 1998 and in 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 6 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. Industry sales of variable annuities have slowed as investors paused to re-evaluate their investment decisions in light of volatile markets. The Company believes that fluctuating market conditions increase the value of financial planning services and make the flexibility and security of variable annuities even more attractive.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").

     SURRENDER CHARGES on fixed and variable annuities totaled $0.7 million in 1998 and $1.0 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $53.6 million in 1998, compared with $57.7 million in 1997. These payments represent 12.7% and 13.6%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $3.9 million (5.1% of average variable annuity reserves) in 1998 and $2.0 million (4.4% of average variable annuity reserves) in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.5 million in 1998 and $1.0 million in 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $5.0 million in 1998, compared with $4.0 million in 1997. The increase in amortization primarily reflects the additional Variable Annuity Product Sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $90,000 in 1998 and $68,000 in 1997.

     INCOME TAX EXPENSE totaled $2.2 million in 1998, compared with $2.9 million in 1997, representing effective annualized tax rates of 39% and 41% for the respective periods.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $184.7 million at December 31, 1998 from $186.1 million at September 30, 1998, primarily due to the $4.8 million decrease in accumulated other comprehensive income, which was partially offset by the $3.4 million of net income recorded in 1998.

     INVESTED ASSETS at December 31, 1998 totaled $1.52 billion and $1.55 billion at September 30, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constitutes 87% of the Company's total investment portfolio, had an aggregate fair value that exceeded its amortized cost by $19.8 million at December 31, 1998, compared with an excess of $41.2 million at September 30, 1998.

     At December 31, 1998, the Bond Portfolio included $1.26 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $48.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1998, approximately $1.21 billion of the Bond Portfolio was investment grade, including $556.7 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 1998, the Bond Portfolio included $103.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.1% of the Company's total assets and 6.7% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1998.

     The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1998.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (dollars in thousands)

                                             Issues  not  rated  by  S&P/Moody's/
   Issues  Rated  by  S&P/Moody's/DCR/Fitch      DCR/Fitch,  by  NAIC Category                   Total
-------------------------------------------  ---------------------------------  -----------------------------------
S&P/(Moody's)                     Estimated       NAIC               Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair   category   Amortized        fair   Amortized        fair     invested
 category (1)              cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $  897,695  $  922,819         1   $   87,841  $   89,976  $  985,536  $1,012,795       66.85%
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        162,432     164,483         2       32,853      33,071     195,285     197,554       13.04

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            2,481       2,484         3        2,389       2,315       4,870       4,799        0.32

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}             97,642      89,952         4        7,077       6,420     104,719      96,372        6.36

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                0           0         5          728         620         728         620        0.04

CI to D
  [DD]
  {D}                         0           0         6        2,500       1,250       2,500       1,250        0.08
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES   $1,160,250  $1,179,738             $  133,388  $  133,652  $1,293,638  $1,313,390
                     ==========  ==========             ==========  ==========  ==========  ==========

Footnotes  appear  on  the  following  page.















































Footnotes  to  the  table  of  Rated  Bonds  by  Rating  Classification
      -----------------------------------------------------------------------

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $48.9 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $119.7 million at December 31, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1998, Secured Loans consisted of $95.6 million of publicly traded securities and $24.1 million of privately traded securities. These Secured Loans are composed of loans to 61 borrowers spanning 16 industries, with 23% of these assets concentrated in utilities and 13% concentrated in aerospace-defense. No other industry concentration constituted more than 9% of these assets.

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

     MORTGAGE LOANS aggregated $176.7 million at December 31, 1998 and consisted of 174 commercial first mortgage loans with an average loan balance of approximately $1.0 million, collateralized by properties located in 34 states and the District of Columbia. Approximately 35% of this portfolio was retail, 26% was office, 15% was industrial, 13% was multifamily residential and 11% was other types. At December 31, 1998, approximately 17% of this portfolio was secured by properties located in New York, approximately 16% by properties located in California, and approximately 11% by properties located in Michigan and no more than 9% of this portfolio was secured by properties located in any other single state. At December 31, 1998, one mortgage loan had an outstanding balance of $10 million or more, which represented approximately 6% of this portfolio, and approximately 29% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2002. During 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 1998, approximately 60% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 89% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1998.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At December 31, 1998, these assets had an aggregate fair value of $1.57 billion with a duration of 3.8. At December 31, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.47 billion with a duration of 3.6. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their December 31, 1998 levels is a loss of $3.4 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in market value of a if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $2.4 million at December 31, 1998 and constituted 0.2% of total invested assets. At September 30, 1998 defaulted investments totaled $1.2 million and constituted 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1998, approximately $1.01 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $34.6 million, while approximately $299.3 million of the Bond Portfolio had an aggregate unrealized loss of $14.8 million. In addition, the Company's investment portfolio currently provides approximately $14.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems are not presently year 2000 compliant, which means that because they have historically used only two digits to identify the year in a date, they will fail to distinguish dates in the "2000s" from dates in the "1900s." The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage these dates.

     The Company's parent has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, the parent recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. In addition, management of the parent is making expenditures which it expects will ultimately total $12.3 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. The entire cost of these changes will be borne by the Company's affiliates. Both phases of the project are currently proceeding in accordance with the plan and were substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems is being conducted during calendar 1999.

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

     Because the Company's year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not developed a comprehensive year 2000 contingency plan. The Company closely monitors the progression of its plan for compliance, and if necessary, would devote additional resources to assure the timely completion of its year 2000 plan. If the Company determines that its business is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plans.

     The discussion above contains certain forward-looking statements. The costs of the year 2000 conversion, date which the Company has set to complete such conversion and possible risks associated with the year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems and applications that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems and applications, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 conversion efforts of others.

REGULATION

     The Company is subject to regulation and supervision by insurance regulatory agencies of the States of New York, New Mexico and Nebraska, the states in which the Company is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance company holding systems, establishing reserve and valuation requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, product reserving standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

     From time to time, Federal initiatives are proposed that could affect the Company's business. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of the proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage a retirement savings and there is strong public and industry opposition to them.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 and 17 herein.

                           PART II - OTHER INFORMATION


Item  1.  Legal  Proceedings
          ------------------

  Not  applicable.

Item  2.  Changes  in  Securities
          -----------------------

  Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------

  Not  applicable.

Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders
          ------------------------------------------------------------

  Not  applicable.

Item  5.  Other  Information
          ------------------

  Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------




EXHIBITS

Exhibit
  No.                             Description
-----                             -----------

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

  27          Financial  Data  Schedule



REPORTS  ON  FORM  8-K

No current report on Form 8-K was filed during the three months ended December 31, 1998. However, on January 15, 1999, the Company filed a current report on Form 8-K concerning the merger of its ultimate Parent, SunAmerica Inc., with American International Group, Inc.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY

Date:  February  12,  1998     By:/s/SCOTT  L.  ROBINSON
--------------------------     ----------------------
                               Scott  L.  Robinson
                               Senior  Vice  President  and  Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                     Title                                Date
---------                     -----                                ----


/s/   SCOTT  L.  ROBINSON     Senior  Vice  President  and    February 12, 1999
-------------------------                                     -----------------
      Scott  L.  Robinson       Director  (Principal
                                Financial  Officer)


/s/   N.  SCOTT  GILLIS       Senior  Vice  President  and February  12, 1999
-----------------------                                    ------------------
      N.  Scott  Gillis         Controller  (Principal
                                Accounting  Officer)

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED


Exhibit
  No.               Description
-----               -----------

  27               Financial  Data  Schedule.