Form 10-Q
period 1999-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1999-05-17
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 1999


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 13, 1999 WAS AS FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                     Page
                                                                   Number(s)
                                                                   ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      March 31, 1999 and December 31, 1998                                 3

      Statement of Income and Comprehensive Income (Unaudited) -
      Three Months Ended March 31, 1999 and 1998                           4

      Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1999 and 1998                         5-6

      Notes to Financial Statements (Unaudited)                          7-9

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              10-21

      Quantitative and Qualitative Disclosures About Market
      Risk                                                                22

Part II - Other Information                                               23


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)



                                                    March 31,    December 31,
                                                         1999            1998
                                              ---------------  --------------
ASSETS

Investments:
  Cash and short-term investments             $   41,209,000   $   18,466,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    March 1999, $1,251,853,000
    December 1998, $1,293,637,000)             1,249,158,000    1,313,390,000
  Mortgage loans                                 197,383,000      176,737,000
  Other invested assets                            5,404,000        6,539,000
                                              ---------------  --------------

  Total investments                            1,493,154,000    1,515,132,000

Variable annuity assets held in separate
  accounts                                       375,439,000      344,619,000
Accrued investment income                         19,375,000       18,169,000
Deferred acquisition costs                       112,217,000       96,918,000
Receivable from brokers for sales of
  securities                                          81,000       30,597,000
Other assets                                       2,180,000        2,247,000
                                              ---------------  --------------

TOTAL ASSETS                                  $2,002,446,000   $2,007,682,000
                                              ===============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $1,413,206,000   $1,432,558,000
  Income taxes currently payable                  12,410,000       10,144,000
  Payable to brokers for purchases
    of securities                                     60,000       19,806,000
  Other liabilities                               13,191,000       12,088,000
                                              ---------------  --------------

  Total reserves, payables
    and accrued liabilities                    1,438,867,000    1,474,596,000
                                              ---------------  --------------

Variable annuity liabilities related
  to separate accounts                           375,439,000      344,619,000
                                              ---------------  --------------

Deferred income taxes                              2,340,000        3,792,000
                                              ---------------  --------------

Shareholder's equity:
  Common Stock                                     3,000,000        3,000,000
  Additional paid-in capital                     144,428,000      144,428,000
  Retained earnings                               38,558,000       34,737,000
  Accumulated other comprehensive income            (186,000)       2,510,000
                                              ---------------  --------------

  Total shareholder's equity                     185,800,000      184,675,000
                                              ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $2,002,446,000   $2,007,682,000
                                              ===============  ==============





















                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                          1999           1998
                                                 -------------  -------------
Investment income                                $ 28,047,000   $ 29,569,000

Interest expense on fixed annuity contracts       (17,533,000)   (20,315,000)
                                                 -------------  -------------

NET INVESTMENT INCOME                              10,514,000      9,254,000
                                                 -------------  -------------

NET REALIZED INVESTMENT GAINS                         153,000        395,000
                                                 -------------  -------------

Fee income:

  Variable annuity fees                             1,369,000        821,000
  Surrender charges                                   643,000      1,138,000
                                                 -------------  -------------

TOTAL FEE INCOME                                    2,012,000      1,959,000
                                                 -------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                                         (1,010,000)    (1,086,000)
                                                 -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                                (5,100,000)    (4,194,000)
                                                 -------------  -------------

ANNUAL COMMISSIONS                                    (82,000)       (27,000)
                                                 -------------  -------------

PRETAX INCOME                                       6,487,000      6,301,000

Income tax expense                                 (2,666,000)    (2,614,000)
                                                 -------------  -------------


NET INCOME                                          3,821,000      3,687,000


Other comprehensive income (loss), net of tax:

Net unrealized gains on bonds and notes
  available for sale:
    Net unrealized gains (losses) on bonds
      and notes available for sale identified
      in the current period                        (1,253,000)     3,766,000
    Less reclassification adjustment for
      net realized gains included in net
      income                                       (1,443,000)    (2,890,000)
                                                 -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)                  (2,696,000)       876,000
                                                 -------------  -------------

COMPREHENSIVE INCOME                             $  1,125,000   $  4,563,000
                                                 =============  =============























                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                       1999             1998
                                             --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $   3,821,000   $    3,687,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to fixed annuity
      contracts                                 17,533,000       20,315,000
    Net realized investment gains                 (153,000)        (395,000)
    Accretion of net discounts on
      investments                                 (725,000)        (293,000)
    Amortization of goodwill                        15,000           14,000
    Provision for deferred income taxes                ---       (1,799,000)
Change in:
  Deferred acquisition costs                     3,001,000        1,193,000
  Income taxes currently payable                 2,266,000          793,000
Other, net                                        (205,000)   ______256,000
                                             --------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES       25,553,000    _  23,771,000
                                             --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds and notes                           (124,947,000)    (180,469,000)
    Mortgage loans                             (31,000,000)     (30,354,000)
  Sales of:
    Bonds and notes                            158,107,000      168,987,000
    Other investments, excluding short-term
      investments                                  915,000              ---
  Redemptions and maturities of:
    Bonds and notes                             19,999,000       14,548,000
    Mortgage loans                              10,463,000        8,652,000
    Other investments, excluding short-term
      investments                                  384,000              ---
                                             --------------  ---------------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                    33,921,000      (18,636,000)
                                             --------------  ---------------











































                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                   1999           1998
                                          -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                             $ 16,178,000   $ 33,066,000
  Net exchanges from the fixed accounts
    of variable annuity contracts           (9,995,000)   (12,929,000)
  Withdrawal payments on fixed annuity
    contracts                              (36,618,000)   (65,153,000)
  Claims and annuity payments on fixed
    annuity contracts                       (6,620,000)    (6,945,000)
  Net receipts from (repayments of)
    other short-term financings                324,000     (2,040,000)
                                          -------------  -------------

NET CASH USED BY FINANCING ACTIVITIES      (36,731,000)   (54,001,000)
                                          -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                    22,743,000    (48,866,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                       18,466,000     71,060,000
                                          -------------  -------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                           $ 41,209,000   $ 22,194,000
                                          =============  =============


SUPPLEMENTAL CASH FLOW INFORMATION:


  Net income taxes paid                   $  1,600,000   $  3,619,000
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The  Company  has  changed its fiscal year end from September 30 to December 31.
The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1998, contained in the Company's Annual Report on Form 10-K, and the unaudited financial statements as of and for the three months ended December 31, 1998, contained in the Company's Transition Report on Form 10-Q. Certain items have been reclassified to conform to the current period's presentation.

2.     Reinsurance
       -----------

On December 31, 1998, Anchor National Life Insurance Company ("ANLIC"), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the affiliate acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,413,827,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves and $70,687,000 of guaranteed investment contract reserves. Reserves for universal life contracts are based on fund value.

     This business was assumed from MBL life subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2 million, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, ANLIC entered into a reinsurance treaty effective January 1, 1999 under which the affiliate retains no more than $100,000 of risk on any one insured life. With respect to these coinsurance agreements, ANLIC could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

     Included in the block of business acquired by ANLIC from MBL Life is approximately $250,000,000 of individual life business and $590,000,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). Approximately six months subsequent to completion of the transaction, the New York Business will be acquired by the Company, via an assumption reinsurance agreement, and the remainder of the business will be acquired by ANLIC via an assumption reinsurance agreement with MBL Life, which will supersede the coinsurance agreement. The $128,420,000 purchase price will be allocated between the Company and ANLIC based on their respective assumed reserves.

3.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are disclosed to conform to the current year's presentation. Net unrealized gains on bonds and notes available for sale decreased by $2,696,000 during the three months ended March 31, 1999, and increased by $876,000 during the three months ended March 31, 1998.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase (decrease) in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:

                                                 Tax  Benefit
                                  Before  Tax      (Expense)      Net  of  Tax
                                -------------     ----------     -------------

Three  months  ended  March  31,
1999:
  Net unrealized losses on bonds
  and notes available for sale
  identified in the current
  period                            $(17,750,000)  $ 4,602,000   $(13,148,000)

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                18,300,000    (6,405,000)    11,895,000
                                    -------------  ------------  -------------
                                         550,000    (1,803,000)    (1,253,000)

  Reclassification adjustment for
    net realized gains included
    in net income                      2,220,000      (777,000)     1,443,000
                                    -------------  ------------  -------------

    Total decrease in net
      unrealized gains
      on bonds and notes
      available for sale            $ (1,670,000)  $(1,026,000)  $ (2,696,000)
                                    =============  ============  =============

  Three months ended March 31,
  1998:

  Net unrealized gains on bonds
  and notes available for sale
  identified in the current
  period                            $  5,698,000   $(1,477,000)  $  4,221,000

  Decrease in Deferred Acquisition
    Cost adjustment identified in
    the current period                  (700,000)      245,000       (455,000)
                                    -------------  ------------  -------------
                                       4,998,000    (1,232,000)     3,766,000

  Reclassification adjustment for
    net realized gains included
    in net income                      4,446,000    (1,556,000)     2,890,000
                                    -------------  ------------  -------------

    Total increase in net
      unrealized gains on
      bonds and notes
      available for sale            $    552,000   $   324,000   $    876,000
                                    =============  ============  =============


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended March 31, 1999 ("1999") and March 31, 1998 ("1998") follows. The Company has changed its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $3.8 million in 1999, compared with $3.7 million in 1998.

     PRETAX INCOME totaled $6.5 million in 1999, compared with $6.3 million in 1998. The slight increase resulted primarily from higher net investment income and variable annuity fees, which were partially offset by lower surrender charges and increased amortization of deferred acquisition costs.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $10.5 million in 1999 from $9.3 million in 1998. These amounts represent 2.82% on average invested assets (computed on a daily basis) of $1.49 billion in 1999 and 2.36% on average invested assets of $1.57 billion in 1998.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities.

This excess amounted to $71.2 million in 1999 and $50.1 million in 1998. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.58% in 1999 and 2.19% in 1998.

     Investment income (and the related yields on average invested assets) totaled $28.0 million (7.52%) in 1999, compared with $29.6 million (7.55%) in 1998. Investment yields were slightly lower in 1999 primarily because of a generally declining interest rate environment.

     Total interest expense equaled $17.5 million in 1999 and $20.3 million in 1998. The average rate paid on all interest-bearing liabilities was 4.94% in 1999, compared with 5.36% in 1998. Interest-bearing liabilities averaged $1.42 billion in 1999 and $1.52 billion in 1998. The decrease in the average rate paid on interest-bearing liabilities primarily resulted from a reduction in the average crediting rate on the Company's closed block of fixed annuities due to a generally declining interest rate environment.

     The modest decline in average invested assets in 1999 reflects a similar modest decline in average interest-bearing liabilities, which results from the combined effect of decreased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed annuity premiums totaled $16.2 million in 1999, compared with $33.1 million in 1998 and are largely premiums for the fixed accounts of variable annuity products. These amounts represent 5% and 9% of the fixed annuity reserve balances at the beginning of the respective periods.

     NET REALIZED INVESTMENT GAINS totaled $0.2 million in 1999, compared to $0.4 million in 1998. Net realized investment gains in 1999 include impairment writedowns of $0.6 million. There were no impairment writedowns in 1998. Thus, net gains from sales and redemptions of investments totaled $0.8 million in 1999 and $0.4 million in 1998.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $158.6 million and $192.6 million in 1999 and 1998, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.21% and 0.10% of average invested assets in 1999 and 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include provisions applied to bonds in 1999 which, on an annualized basis, represent 0.17% of average invested assets. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.4 million in 1999 and $0.8 million in 1998. These increased fees reflect growth in average variable annuity assets, principally due to receipt of variable annuity premiums, increased market values, and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $358.1 million during 1999 and $215.0 million during 1998. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $12.2 million in 1999, and $19.1 million in 1998. These amounts represent 14% and 39% of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $26.3 million and $38.0 million in 1999 and in 1998, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 6 guaranteed fixed-rate funds. Variable sales have decreased primarily as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements. Additionally, industry sales of variable annuities have slowed as investors paused to re-evaluate their investment decisions in light of volatile markets. The Company believes that fluctuating market conditions increase the value of financial planning services and make the flexibility and security of variable annuities even more attractive.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").

     SURRENDER CHARGES on fixed and variable annuities totaled $0.6 million in 1999 and $1.1 million in 1998. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $41.9 million in 1999, compared with $69.7 million in 1998. These payments represent 9.8% and 16.4%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $5.2 million (5.9% of average variable annuity reserves) in 1999 and $4.6 million (8.5% of average variable annuity reserves) in 1998. The decrease in fixed annuity withdrawals principally resulted from the high withdrawals in the prior year on the acquired annuity business and from regulatory changes in the State of New York relating to non-taxable policy exchange requirements. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.0 million in 1999 and $1.1 million in 1998. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $5.1 million in 1999, compared with $4.2 million in 1998. The increase in amortization primarily reflects the additional Variable Annuity Product Sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $82,000 in 1999 and $27,000 in 1998.

     INCOME TAX EXPENSE totaled $2.7 million in 1999 and $2.6 million in 1998, representing an effective annualized tax rate of 41% for each period.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY increased to $185.8 million at March 31, 1999 from $184.7 million at December 31, 1998, primarily due to the $3.8 million of net income recorded in 1999, offset by the $2.7 million decrease in accumulated other comprehensive income.

     INVESTED ASSETS at March 31, 1999 totaled $1.49 billion and $1.52 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constitutes 84% of the Company's total investment portfolio, had an aggregate fair value that was below its amortized cost by $2.7 million at March 31, 1999, compared with an excess of $19.8 million at December 31, 1998.

     At March 31, 1998, the Bond Portfolio included $1.23 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $23.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 1999, approximately $1.16 billion of the Bond Portfolio was investment grade, including $516.4 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At March 31, 1999, the Bond Portfolio included $87.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.4% of the Company's total assets and 5.9% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at March 31, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (dollars in thousands)

                                                  Issues  not  rated  by  S&P/Moody's/
        Issues  Rated  by  S&P/Moody's/DCR/Fitch          DCR/Fitch,  by  NAIC Category                       Total
------------------------------------------------    -----------------------------------     -----------------------


      S&P/(Moody's)               Estimated       NAIC               Estimated               Estimated   Percent of
      [DCR] {Fitch}   Amortized        fair   category   Amortized        fair   Amortized        fair     invested
       category (1)        cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $  876,106  $  884,103         1   $   77,534  $   77,752  $  953,640  $  961,855       64.42%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        165,437     165,682         2       34,392      34,270     199,829     199,952       13.39

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            4,294       4,233         3        2,393       2,292       6,687       6,525        0.44

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}             83,614      75,199         4        5,586       4,715      89,200      79,914        5.35

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                0           0         5        2,497         913       2,497         913        0.06

CI to D
  [DD]
  {D}                         0           0         6            0           0           0           0        0.00
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES   $1,129,451  $1,129,217             $  122,402  $  119,942  $1,251,853  $1,249,159
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $23.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $109.4 million at March 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1999, Secured Loans consisted of $32.9 million of publicly traded securities and $76.5 million of privately traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 14 industries, with 23% of these assets concentrated in utilities and 9% concentrated in food. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $197.4 million at March 31, 1999 and consisted of 169 commercial first mortgage loans with an average loan balance of approximately $1.2 million, collateralized by properties located in 34 states and the District of Columbia. Approximately 38% of this portfolio was office, 30% was retail, 13% was industrial, 12% was multifamily residential and 7% was other types. At March 31, 1999, approximately 26% of this portfolio was secured by properties located in California, approximately 14% by properties located in New York, and approximately 10% by properties located in Michigan and no more than 6% of this portfolio was secured by properties located in any other single state. At March 31, 1999, one mortgage loan had an outstanding balance of $10 million or more, which represented approximately 5% of this portfolio, and approximately 36% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2002. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 1999, approximately 69% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 84% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At March 31, 1999, these assets had an aggregate fair value of $1.49 billion with a duration of 3.8. The Company's fixed rate liabilities are its fixed annuity contracts. At March 31, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.43 billion with a duration of 3.5. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their March 31, 1999 levels is a loss of $3.7 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $2.8 million at March 31, 1999 and constituted 0.2% of total invested assets. At December 31, 1998 defaulted investments totaled $2.4 million and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1999, approximately $729.8 million of the Company's Bond Portfolio had an aggregate unrealized gain of $22.4 million, while approximately $519.3 million of the Bond Portfolio had an aggregate unrealized loss of $25.1 million. In addition, the Company's investment portfolio currently provides approximately $14.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     SunAmerica has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, SunAmerica recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. In addition, SunAmerica is making expenditures, which it expects will ultimately total $12.3 million, to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. The entire cost of these changes will be borne by the Company's affiliates. Both phases of the project are currently proceeding in accordance with the plan and were substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems is expected to be completed by July 31, 1999. However, the Company will continue to test its computer systems and applications throughout 1999 to ensure continued compliance.

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

                          FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY

Date:  May  14,  1999     By:/s/SCOTT  L.  ROBINSON
---------------------        ----------------------
                          Scott  L.  Robinson
                          Senior  Vice  President  and  Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                     Title                                Date
---------                     -----                                ----


/s/   SCOTT  L.  ROBINSON     Senior  Vice  President  and     May  14,  1999
-------------------------                                      --------------
      Scott  L.  Robinson       Director  (Principal
                                Financial  Officer)


/s/   N.  SCOTT  GILLIS       Senior  Vice  President  and     May  14,  1999
-----------------------                                        --------------
      N.  Scott  Gillis         Controller  (Principal
                                Accounting  Officer)

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED


Exhibit
  No.               Description
-----               -----------

  27          Financial  Data  Schedule.