Form 10-Q
period 1999-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1999-08-16
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 1999


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON August 16, 1999 WAS AS FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                     Page
                                                                   Number(s)
                                                                   ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      June 30, 1999 and December 31, 1998                                  3

      Statement of Income and Comprehensive Income (Unaudited) -
      Three Months and Six Months Ended June 30, 1999 and 1998             4

      Statement of Cash Flows (Unaudited) -
      Six Months Ended June 30, 1999 and 1998                            5-6

      Notes to Financial Statements (Unaudited)                         7-10

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              11-23

      Quantitative and Qualitative Disclosures About Market
      Risk                                                                24

Part II - Other Information                                               25


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)



                                                     June 30,     December 31,
                                                         1999             1998
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $   13,440,000   $    18,466,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    June 1999, $1,286,301,000,
    December 1998, $1,293,637,000)             1,260,273,000     1,313,390,000
  Mortgage loans                                 204,303,000       176,737,000
  Other invested assets                            5,756,000         6,539,000
                                              ---------------  ---------------

  Total investments                            1,483,772,000     1,515,132,000

Variable annuity assets held in separate
  accounts                                       418,196,000       344,619,000
Accrued investment income                         18,683,000        18,169,000
Deferred acquisition costs                       130,731,000        96,918,000
Receivable from brokers for sales of
  securities                                             ---        30,597,000
Other assets                                       2,511,000         2,247,000
                                              ---------------  ---------------

TOTAL ASSETS                                  $2,053,893,000   $ 2,007,682,000
                                              ===============  ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $1,392,618,000   $ 1,432,558,000
  Income taxes currently payable                  10,918,000        10,144,000
  Payable to brokers for purchases
    of securities                                 27,282,000        19,806,000
  Other liabilities                               20,475,000        12,088,000
                                              ---------------  ---------------

  Total reserves, payables
    and accrued liabilities                    1,451,293,000     1,474,596,000
                                              ---------------  ---------------

Variable annuity liabilities related
  to separate accounts                           418,196,000       344,619,000
                                              ---------------  ---------------

Deferred income taxes                                    ---         3,792,000
                                              ---------------  ---------------

Shareholder's equity:
  Common Stock                                     3,000,000         3,000,000
  Additional paid-in capital                     144,428,000       144,428,000
  Retained earnings                               40,631,000        34,737,000
  Accumulated other comprehensive
    income (loss)                                 (3,655,000)        2,510,000
                                              ---------------  ---------------

  Total shareholder's equity                     184,404,000       184,675,000
                                              ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $2,053,893,000   $ 2,007,682,000
                                              ===============  ===============




















                             See accompanying notes


                            FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                For the three months and six months ended June 30, 1999 and 1998
                                          (Unaudited)


                                             Three  Months                 Six  Months
                                     ---------------------------    ---------------------------
                                             1999           1998           1999            1998
                                     ------------   ------------   ------------    ------------


Investment income                    $ 26,359,000   $ 29,212,000   $ 54,406,000   $ 58,781,000
                                     -------------  -------------  -------------  -------------

Interest expense on:
  Fixed annuity contracts             (17,365,000)   (19,875,000)   (34,898,000)   (40,190,000)
  Senior indebtedness                         ---        (10,000)           ---        (10,000)
                                     -------------  -------------  -------------  -------------

  Total interest expense              (17,365,000)   (19,885,000)   (34,898,000)   (40,200,000)
                                     -------------  -------------  -------------  -------------

NET INVESTMENT INCOME                   8,994,000      9,327,000     19,508,000     18,581,000
                                     -------------  -------------  -------------  -------------

NET REALIZED INVESTMENT
  GAINS (LOSSES)                         (730,000)     2,060,000       (577,000)     2,455,000
                                     -------------  -------------  -------------  -------------

Fee income:
  Variable annuity fees                 1,522,000      1,002,000      2,891,000      1,823,000
  Surrender charges                       805,000      1,345,000      1,448,000      2,483,000
                                     -------------  -------------  -------------  -------------

TOTAL FEE INCOME                        2,327,000      2,347,000      4,339,000      4,306,000
                                     -------------  -------------  -------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                             (1,243,000)      (115,000)    (2,253,000)    (1,201,000)
                                     -------------  -------------  -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                    (5,700,000)    (4,360,000)   (10,800,000)    (8,554,000)
                                     -------------  -------------  -------------  -------------

ANNUAL COMMISSIONS                        (86,000)      (131,000)      (168,000)      (158,000)
                                     -------------  -------------  -------------  -------------

PRETAX INCOME                           3,562,000      9,128,000     10,049,000     15,429,000

Income tax expense                     (1,489,000)    (3,785,000)    (4,155,000)    (6,399,000)
                                     -------------  -------------  -------------  -------------


NET INCOME                              2,073,000      5,343,000      5,894,000      9,030,000


OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Net unrealized gains (losses)
    on debt and equity securities
    available for sale identified
    in the current period              (3,520,000)       (94,000)    (6,238,000)       584,000
                                     -------------  -------------  -------------  -------------
  Less reclassification
    adjustment for net
    realized losses (gains)
    included in net income                 51,000       (328,000)        73,000       (378,000)
                                     -------------  -------------  -------------  -------------

  OTHER COMPREHENSIVE INCOME (LOSS)    (3,469,000)      (422,000)    (6,165,000)       206,000
                                     -------------  -------------  -------------  -------------

COMPREHENSIVE INCOME (LOSS)          $ (1,396,000)  $  4,921,000   $   (271,000)  $  9,236,000
                                     =============  =============  =============  =============













                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                      1999             1998
                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $   5,894,000   $   9,030,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to fixed annuity
      contracts                                 34,898,000      40,190,000
    Net realized investment losses (gains)         577,000      (2,455,000)
    Accretion of net discounts on
      investments                               (1,566,000)       (241,000)
    Amortization of goodwill                        29,000          29,000
    Provision for deferred income taxes           (473,000)       (890,000)
Change in:
  Deferred acquisition costs                     2,487,000       4,043,000
  Income taxes currently payable                   774,000       3,669,000
Other, net                                       7,991,000       9,562,000
                                             --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES       50,611,000      62,937,000
                                             --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds and notes                             (198,798,000)   (367,637,000)
  Mortgage loans                               (48,438,000)    (80,354,000)
  Other investments, excluding short-term
    investments                                        ---         225,000
Sales of:
  Bonds and notes                              207,356,000     434,257,000
  Other investments, excluding short-term
    investments                                    914,000         472,000
Redemptions and maturities of:
  Bonds and notes                               37,562,000      24,741,000
  Mortgage loans                                20,588,000      14,330,000
  Other investments, excluding short-term
    investments                                    430,000             ---
                                             --------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES       19,614,000      26,034,000
                                             --------------  --------------








































                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                1999             1998
                                      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on fixed annuity
  contracts                            $  34,505,000   $  68,845,000
Net exchanges from the fixed accounts
  of variable annuity contracts          (19,133,000)    (25,488,000)
Withdrawal payments on fixed annuity
  contracts                              (77,434,000)   (120,516,000)
Claims and annuity payments on fixed
  annuity contracts                      (13,189,000)    (19,913,000)
Net repayments of other short-term
  financings                                     ---      (7,457,000)
                                       --------------  --------------

NET CASH USED BY FINANCING ACTIVITIES    (75,251,000)   (104,529,000)
                                       --------------  --------------

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS                             (5,026,000)    (15,558,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                     18,466,000      71,060,000
                                       --------------  --------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                        $  13,440,000   $  55,502,000
                                       ==============  ==============


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness          $         ---   $      10,000
                                       ==============  ==============

Net income taxes paid                  $   4,833,000   $   3,619,000
                                       ==============  ==============













































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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months and six months ended June 30, 1999 and 1998. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.     Reinsurance
       -----------

On December 31, 1998, Anchor National Life Insurance Company ("ANLIC"), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, ANLIC acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed by ANLIC in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves (based on fund value) and $24,011,000 of guaranteed investment contract reserves.

     This business was assumed from MBL Life subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2 million, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, ANLIC entered into a reinsurance treaty effective January 1, 1999 under which it retains no more than $100,000 of risk on any one insured life. With respect to these coinsurance agreements, ANLIC could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

     Included in the block of business acquired by ANLIC from MBL Life was $282,946,000 of individual life business and $404,563,000 of group annuity business whose contract owners are residents of New York State ("the New York Business").

On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement, and the remainder of the business was converted to assumption reinsurance, which superseded the coinsurance arrangement.

The $128,420,000 purchase price will be allocated between the Company and its affiliate based on the estimated future gross profits of the two blocks of business. The portion to be allocated to the Company will be approximately $10,000,000.

3.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are disclosed to conform to the current year's presentation. Net unrealized losses on debt and equity securities available for sale increased by $3,469,000, $422,000 and $6,165,000 during the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999. Net unrealized gains on debt and equity securities decreased by $206,000 during the six months ended June 30, 1998.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase (decrease) in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:


                                                  Tax  Benefit
                                    Before  Tax     (Expense)    Net  of  Tax
                                   -------------   -----------   -------------

THREE  MONTHS  ENDED  JUNE  30,
1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period                    $(24,067,000)  $ 8,423,000   $(15,644,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period                18,652,000    (6,528,000)    12,124,000
                                    -------------  ------------  -------------

  Subtotal                            (5,415,000)    1,895,000     (3,520,000)
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income                      730,000      (256,000)       474,000
  Related change in deferred
    acquisition costs                   (651,000)      228,000       (423,000)
                                    -------------  ------------  -------------
    Total reclassification
      adjustment                          79,000       (28,000)        51,000
                                    -------------  ------------  -------------

  Total other comprehensive loss    $ (5,336,000)  $ 1,867,000   $ (3,469,000)
                                    =============  ============  =============

  THREE MONTHS ENDED JUNE 30,
  1998:

  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period                    $ (2,690,000)  $   942,000   $ (1,748,000)

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period                 2,544,000      (890,000)     1,654,000
                                    -------------  ------------  -------------

  Subtotal                              (146,000)       52,000        (94,000)
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income                   (2,060,000)      721,000     (1,339,000)
  Related change in deferred
    acquisition costs                  1,557,000      (546,000)     1,011,000
                                    -------------  ------------  -------------
    Total reclassification
      adjustment                        (503,000)      175,000       (328,000)
                                    -------------  ------------  -------------

  Total other comprehensive loss    $   (649,000)  $   227,000   $   (422,000)
                                    =============  ============  =============


















                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase (decrease) in unrealized gains on debt and equity securities available for sale for both the current and prior periods are summarized below:

                                                  Tax  Benefit
                                     Before  Tax    (Expense)      Net  of  Tax
                                    -------------  -----------    -------------

     SIX  MONTHS  ENDED  JUNE  30,

1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period                    $(46,362,000)  $ 16,227,000   $ (30,135,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period                36,764,000    (12,867,000)     23,897,000
                                    -------------  -------------  --------------

  Subtotal                            (9,598,000)     3,360,000      (6,238,000)
                                    -------------  -------------  --------------

  Reclassification adjustment for:
    Net realized losses included
      in net income                      577,000       (202,000)        375,000
    Related change in deferred
      acquisition costs                 (464,000)       162,000        (302,000)
                                    -------------  -------------  --------------
    Total reclassification
      adjustment                         113,000        (40,000)         73,000
                                    -------------  -------------  --------------

  Total other comprehensive loss    $ (9,485,000)  $  3,320,000   $  (6,165,000)
                                    =============  =============  ==============

  SIX MONTHS ENDED JUNE 30,
  1998:

  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period                    $    471,000   $   (165,000)  $     306,000

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period                   427,000       (149,000)        278,000
                                    -------------  -------------  --------------

  Subtotal                               898,000       (314,000)        584,000
                                    -------------  -------------  --------------

  Reclassification adjustment for:
    Net realized gains included
      in net income                   (2,455,000)       859,000      (1,596,000)
    Related change in deferred
      acquisition costs                1,874,000       (656,000)      1,218,000
                                    -------------  -------------  --------------
    Total reclassification
      adjustment                        (581,000)       203,000        (378,000)
                                    -------------  -------------  --------------

  Total other comprehensive income  $    317,000   $   (111,000)  $     206,000
                                    =============  =============  ==============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended June 30, 1999 and June 30, 1998 follows. The Company has changed its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $2.1 million in the second quarter of 1999, compared with $5.3 million in the second quarter of 1998. For the six months, net income amounted to $5.9 million in 1999, compared with $9.0 million in 1998.

     PRETAX INCOME totaled $3.6 million in the second quarter of 1999 and $9.1 million in the second quarter of 1998. For the six months, pretax income totaled $10.0 million in 1999, compared with $15.4 million in 1998. The decreases in 1999 resulted primarily from a decrease in net realized investment gains, increased general and administrative expenses, and increased amortization of deferred acquisition costs, which were partially offset by increased variable annuity fees.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, decreased to $9.0 million in the second quarter of 1999 from $9.3 million in the second quarter of 1998. These amounts equal 2.43% on average invested assets (computed on a daily basis) of $1.48 billion in the second quarter of 1999 and 2.42% on average invested assets of $1.54 billion in the second quarter of 1998. For the six months, net investment income increased to $19.5 million in 1999 from $18.6 million in 1998, equaling 2.63% of average invested assets of $1.49 billion in 1999 and 2.39% of average invested assets of $1.55 billion in 1998.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $78.0 million in the second quarter of 1999, $52.3 million in the second quarter of 1998, $74.6 million in the six months of 1999 and $51.1 million in the six months of 1998. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.17% in the second quarter of 1999, 2.24% in the second quarter of 1998, 2.38% in the six months of 1999 and 2.22% in the six months of 1998.

     Investment income (and the related yields on average invested assets) totaled $26.4 million (7.12%) in the second quarter of 1999, $29.2 million (7.59%) in the second quarter of 1998, $54.4 million (7.32%) in the six months of 1999 and $58.8 million (7.57%) in the six months of 1998. Investment yields were lower in 1999 primarily because of a generally declining interest rate environment.

     Total interest expense equaled $17.4 million in the second quarter of 1999, compared with $19.9 million in the second quarter of 1998. For the six months, total interest expense aggregated $34.9 million in 1999 and $40.2 million in 1998. The average rate paid on all interest-bearing liabilities was 4.95% in the second quarter of 1999, 5.35% in the second quarter of 1998, 4.94% in the six months of 1999 and 5.35% in the six months of 1998. Interest-bearing liabilities averaged $1.40 billion in the second quarter of 1999, $1.49 billion in the second quarter of 1998, $1.41 billion in the six months of 1999 and $1.50 billion in the six months of 1998. The decreases in the overall rates paid in 1999 also result from a generally declining interest rate environment.

     The modest declines in average invested assets in 1999 reflect similar modest declines in average interest-bearing liabilities, which result from the combined effect of decreased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed annuity premiums totaled $18.3 million in the second quarter of 1999, $35.8 million in the second quarter of 1998, $34.5 million in the six months of 1999 and $68.8 million in the six months of 1998. Fixed annuity premiums are largely premiums for the fixed accounts of variable annuity products and, annualized, represent 5%, 5%, 5% and 9%, respectively, of the fixed annuity reserve balances at the beginning of the respective periods.

     NET REALIZED INVESTMENT LOSSES totaled $0.7 million in the second quarter of 1999, compared with net realized investment gains of $2.1 million in the second quarter of 1998. For the six months, net realized investment losses amounted to $0.6 million in 1999, compared with net realized investment gains of $2.5 million in 1998. Net realized investment losses in the second quarter of 1999 include impairment writedowns of $3.2 million and in the six months of 1999 include impairment writedowns of $3.8 million. The impairment writedowns in the second quarter and six months of 1998 were $0.4 million. Thus, net gains from sales and redemptions of investments totaled $2.5 million in the second quarter of 1999, $2.4 million in the second quarter of 1998, $3.2 million in the six months of 1999 and $2.8 million in the six months of 1998.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $74.4 million in the second quarter of 1999, $280.1 million in the second quarter of 1998, $233.0 million in the six months of 1999 and $472.7 million in the six months of 1998. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.66%, 0.63%, 0.44% and 0.36% of average invested assets in the second quarter of 1999, the second quarter of 1998, the six months of 1999 and the six months of 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns represent provisions applied to bonds in the six months of 1999 which, on an annualized basis, represent 0.86% and 0.51% of related average invested assets in 1999 and 1998, respectively. For the nineteen fiscal quarters beginning October 1, 1994, impairment writedowns as a percent of average invested assets have ranged up to 0.86% and have averaged 0.12%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.5 million in the second quarter of 1999 and $1.0 million in the second quarter of 1998. For the six months, variable annuity fees totaled $2.9 million in 1999, compared with $1.8 million in 1998. The increased fees in 1999 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees as a percentage of average variable annuity assets represent 1.5% in the second quarter and six months of 1999 and 1998. Variable annuity assets averaged $394.3 million, $261.1 million, $376.2 million and $238.0 million, during the second quarter of 1999, the second quarter of 1998, the six months of 1999 and the six months of 1998, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $17.2 million in the second quarter of 1999, $23.3 million in the second quarter of 1998, $29.4 million in the six months of 1999 and $42.4 million in the six months of 1998. On an annualized basis, these amounts represent 18%, 38%, 17% and 43% of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $33.3 million and $50.0 million in the second quarters of 1999 and 1998, respectively, and $59.5 million and $88.0 million in the six months of 1999 and 1998, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 6 guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 1999, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     SURRENDER CHARGES on fixed and variable annuities totaled $0.8 million in the second quarter of 1999 and $1.3 million in the second quarter 1998. For the six months, such surrender charges totaled $1.4 million in 1999 and $2.5 million in 1998. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $47.4 million in the second quarter of 1999, $64.4 million in the second quarter of 1998, $89.2 million in the six months of 1999 and $133.7 million in the six months of 1998. These payments, annualized, represent 10.8%, 15.0%, 10.2% and 15.7%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $6.5 million (6.6% of average variable annuity reserves) in the second quarter of 1999, $3.1 million (4.8% of average variable annuity reserves) in the second quarter of 1998, $11.8 million (6.3% of average variable annuity reserves) in the six months of 1999 and $7.3 million (6.2% of average variable annuity reserves) in the six months of 1998. The decreases in fixed annuity withdrawals during 1999 principally resulted from the high withdrawal levels in 1998 on the then recently acquired annuity business of John Alden Life Insurance Company of New York, and from regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.2 million in the second quarter of 1999 and $0.1 million in the second quarter of 1998. For the six months, general and administrative expenses totaled $2.3 million in 1999 and $1.2 million in 1998. Expenses in 1998 include a credit of approximately $1.2 million relating to expense allowances on ceded reinsurance. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $5.7 million in the second quarter of 1999, compared with $4.4 million in the second quarter of 1998. For the six months, amortization of deferred acquisition costs totaled $10.8 million in 1999 and $8.6 million in 1998. The increases in amortization during 1999 primarily reflect additional Variable Annuity Product Sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $0.1 million in the second quarter of 1999 and $0.1 million in the second quarter of 1998. For the six months, annual commissions totaled $0.2 million in 1999 and 1998.

     INCOME TAX EXPENSE totaled $1.5 million in the second quarter of 1999 and $3.8 million in the second quarter of 1998, representing an effective annualized tax rate of 42% and 41%, respectively. For the six months of 1999 such expenses totaled $4.2 million of 1999 and $6.4 million in the six months of 1998, representing an effective annualized tax rate of 41% for each period.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $184.4 million at June 30, 1999 from $184.7 million at December 31, 1998, primarily due to $5.9 million of net income recorded in 1999, offset by a $6.2 million decrease in accumulated other comprehensive income.

     INVESTED ASSETS totaled $1.48 billion at June 30, 1999 and $1.52 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 85% of the Company's total investment portfolio at June 30, 1999, had an aggregate fair value that was below its amortized cost by $26.0 million at June 30, 1999, compared with an excess of $19.8 million at December 31, 1998.

     At June 30, 1999, the Bond Portfolio included $1.22 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $43.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1999, approximately $1.16 billion of the Bond Portfolio was investment grade, including $497.0 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At June 30, 1999, the Bond Portfolio included $100.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.9% of the Company's total assets and 6.8% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (dollars in thousands)

                                                  Issues  not  rated  by  S&P/Moody's/
        Issues  Rated  by  S&P/Moody's/DCR/Fitch          DCR/Fitch,  by  NAIC Category                       Total
------------------------------------------------    -----------------------------------     -----------------------


S&P/(Moody's)                     Estimated       NAIC               Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair   category   Amortized        fair   Amortized        fair     invested
category (1)               cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $  868,659  $  857,301         1   $   85,784  $   84,386  $  954,443  $  941,687       63.47%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        173,883     170,728         2       47,520      47,026     221,403     217,754       14.68

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            6,790       6,825         3        2,397       2,175       9,187       9,000        0.61

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}             93,664      85,574         4        5,603       4,653      99,267      90,227        6.08

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}            1,000         960         5          501         445       1,501       1,405        0.09

CI to D
  [DD]
  {D}                       ---         ---         6          500         200         500         200        0.01
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES   $1,143,996  $1,121,388             $  142,305  $  138,885  $1,286,301  $1,260,273
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $43.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $104.0 million at June 30, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1999, Secured Loans consisted of $29.1 million of publicly traded securities and $74.9 million of privately traded securities. These Secured Loans are composed of loans to 54 borrowers spanning 13 industries, with 22% of these assets concentrated in utilities and 10% concentrated in food. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $204.3 million at June 30, 1999 and consisted of 160 commercial first mortgage loans with an average loan balance of approximately $1.3 million, collateralized by properties located in 34 states. Approximately 39% of this portfolio was office, 28% was retail, 12% was industrial, 11% was multifamily residential and 10% was other types. At June 30, 1999, approximately 31% of this portfolio was secured by properties located in California, approximately 12% by properties located in New York, approximately 9% by properties located in Michigan and no more than 6% of this portfolio was secured by properties located in any other single state. At June 30, 1999, one mortgage loan had an outstanding balance of $10 million or more, which represented approximately 5% of this portfolio, and approximately 32% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2002. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At June 30, 1999, approximately 62% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 84% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At June 30, 1999, these assets had an aggregate fair value of $1.48 billion with a duration of 4.0. The Company's fixed rate liabilities are its fixed annuity contracts. At June 30, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.40 billion with a duration of 3.2. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their June 30, 1999 levels is a loss of $7.9 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in market value if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.1 million at June 30, 1999 and constituted 0.3% of total invested assets. At December 31, 1998 defaulted investments totaled $2.4 million and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1999, approximately $544.6 million of the Company's Bond Portfolio had an aggregate unrealized gain of $10.5 million, while approximately $715.7 million of the Bond Portfolio had an aggregate unrealized loss of $36.5 million. In addition, the Company's investment portfolio currently provides approximately $14.2 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     SunAmerica initiated its strategy to deal with the year 2000 challenge in 1997. At that time, many of the computer systems and applications upon which the Company relied in its daily operations were not year 2000 compliant. This means that because they historically used only two digits to identify the year in a date, they were unable to distinguish dates in the "2000s" from dates in the "1900s." SunAmerica has incurred approximately $20.0 million of programming costs to make necessary repairs of certain specific non-compliant systems. In addition, SunAmerica has made expenditures of approximately $12.3 million to replace certain other specific non-compliant systems, which expenditures have been capitalized as software costs and will be amortized over future periods. To date, the Company has not been allocated any portion of these costs and expenditures. SunAmerica does not expect to incur, and the Company does not expect to be allocated, significant additional other costs because the repair or replacement of substantially all systems, including the Company's critical mainframe systems, has been completed as of July 31, 1999. Further, testing of both the repaired and replaced systems has been substantially completed as of July 31, 1999. Nevertheless, the Company will continue to test all of its computer systems and applications throughout 1999 to ensure continued compliance.

     In addition, SunAmerica has distributed a year 2000 questionnaire to those third parties with which it has significant interaction. These include suppliers, distributors, facilitators, fund managers, lessors and financial institutions. The questionnaire is designed to enable SunAmerica to evaluate these third parties' year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remedy their own year 2000 issues. To date, however, SunAmerica has received only preliminary feedback from such parties and has not independently confirmed any information received from them. Therefore, there can be no assurance that such parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

     Although SunAmerica's efforts to remedy year 2000 issues are expected to be completed prior to any potential disruption to the Company's business, SunAmerica is developing several contingency plans to implement in the event that the transition to the year 2000 becomes difficult.

     The discussion above contains forward-looking statements. Such statements are based on the SunAmerica's current estimates, assumptions and opinions, and are subject to various uncertainties that could cause the actual results to differ materially from it's expectations. Such uncertainties include, among others, costs to be incurred, SunAmerica's success in identifying systems and applications that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems and applications, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 conversion efforts of significant third parties.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also developing model laws and regulations relating to product design, product reserving standards and illustrations for annuity products. The Company is monitoring developments in this area and the effects any changes would have on the Company.

     The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under-capitalized. In the event an insurer's RBC falls below specified levels certain specific regulatory actions may be taken. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The state of New York, in which the Company is domiciled, has adopted these RBC standards and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

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

  27     Financial  Data  Schedule



REPORTS  ON  FORM  8-K

No Current Reports on Form 8-K were filed by the Company during the second quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY
                              -------------------------------------------
                              Registrant



Date:  August  16,  1999      /s/  SCOTT  L.  ROBINSON
------------------------        ------------------------
                              Scott  L.  Robinson
                              Senior  Vice  President  and  Director
                              (Principal  Financial  Officer)



Date:  August  16,  1999      /s/  N.  SCOTT  GILLIS
------------------------        ----------------------
                              N.  Scott  Gillis
                              Senior  Vice  President  and  Controller
                              (Principal  Accounting  Officer)

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
  No.                    Description
-----                    -----------

  27                    Financial  Data  Schedule.