Form 10-Q
period 1999-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 1999-11-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 1999


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

     THE  NUMBER  OF  SHARES  OUTSTANDING  OF  THE  REGISTRANTS  COMMON STOCK ON
NOVEMBER  15,  1999  WAS  AS  FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                     Page
                                                                   Number(s)
                                                                   ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      September 30, 1999 and December 31, 1998. . . . . . . . . .          3

      Statement of Income and Comprehensive Income (Unaudited) -
      Three Months and Nine Months Ended September 30, 1999
      and 1998. . . . . . . . . . . . . . . . . . . . . . . . . .          4

      Statement of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1999 and 1998 . . . . . . .        5-6

      Notes to Financial Statements (Unaudited) . . . . . . . . .       7-10

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .      11-24

      Quantitative and Qualitative Disclosures About Market
      Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . .         25

Part II - Other Information . . . . . . . . . . . . . . . . . . .         26


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)


                                                September 30,     December 31,
                                                         1999             1998
                                              ---------------  --------------
ASSETS

Investments:
  Cash and short-term investments. . . . . .  $   59,352,000   $   18,466,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    September 1999, $1,701,131,000,
    December 1998, $1,293,637,000) . . . . .   1,657,112,000    1,313,390,000
  Mortgage loans . . . . . . . . . . . . . .     213,779,000      176,737,000
  Other invested assets. . . . . . . . . . .      42,783,000        6,539,000
                                              ---------------  --------------

  Total investments. . . . . . . . . . . . .   1,973,026,000    1,515,132,000

Variable annuity assets held in separate
  accounts . . . . . . . . . . . . . . . . .     438,993,000      344,619,000
Accrued investment income. . . . . . . . . .      23,922,000       18,169,000
Deferred acquisition costs . . . . . . . . .     134,607,000       96,918,000
Deferred income taxes                             17,408,000              ---
Receivable from brokers for sales of
  securities . . . . . . . . . . . . . . . .       1,919,000       30,597,000
Other assets . . . . . . . . . . . . . . . .       3,111,000        2,247,000
                                              ---------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . .  $2,592,986,000   $2,007,682,000
                                              ===============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts . . .  $1,655,560,000   $1,432,558,000
  Reserves for universal life insurance
    contracts                                    281,567,000              ---
  Income taxes currently payable . . . . . .      13,611,000       10,144,000
  Payable to brokers for purchases
    of securities. . . . . . . . . . . . . .       1,985,000       19,806,000
  Other liabilities. . . . . . . . . . . . .      28,919,000       12,088,000
                                              ---------------  --------------

  Total reserves, payables
    and accrued liabilities. . . . . . . . .   1,981,642,000    1,474,596,000
                                              ---------------  --------------

Variable annuity liabilities related
  to separate accounts . . . . . . . . . . .     438,993,000      344,619,000
                                              ---------------  --------------

Deferred income taxes                                    ---        3,792,000
                                              ---------------  --------------

Shareholder's equity:
  Common Stock . . . . . . . . . . . . . . .       3,000,000        3,000,000
  Additional paid-in capital . . . . . . . .     144,428,000      144,428,000
  Retained earnings. . . . . . . . . . . . .      41,767,000       34,737,000
  Accumulated other comprehensive
    income (loss). . . . . . . . . . . . . .     (16,844,000)       2,510,000
                                              ---------------  --------------

  Total shareholder's equity . . . . . . . .     172,351,000      184,675,000
                                              ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .  $2,592,986,000   $2,007,682,000
                                              ===============  ==============







                             See accompanying notes


                             FIRST SUNAMERICA LIFE INSURANCE COMPANY
                           STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              For the three months and nine months ended September 30, 1999 and 1998
                                           (Unaudited)

                                                  Three  Months                 Nine  Months
                                       ---------------------------   ---------------------------
                                               1999           1998           1999           1998
                                       ------------   ------------   ------------   ------------


Investment income . . . . . . . . . .  $ 37,117,000   $ 28,833,000   $ 91,523,000   $ 87,614,000
                                       -------------  -------------  -------------  -------------

Interest expense on:
  Fixed annuity contracts . . . . . .   (21,091,000)   (19,127,000)   (55,989,000)   (59,317,000)
  Universal life insurance contracts     (3,482,000)           ---     (3,482,000)           ---
  Senior indebtedness                           ---        (71,000)           ---        (81,000)
                                       -------------  -------------  -------------  -------------

  Total interest expense. . . . . . .   (24,573,000)   (19,198,000)   (59,471,000)   (59,398,000)
                                       -------------  -------------  -------------  -------------

NET INVESTMENT INCOME . . . . . . . .    12,544,000      9,635,000     32,052,000     28,216,000
                                       -------------  -------------  -------------  -------------

NET REALIZED INVESTMENT
  GAINS (LOSSES). . . . . . . . . . .    (4,874,000)       160,000     (5,451,000)     2,615,000
                                       -------------  -------------  -------------  -------------

Fee income:
  Variable annuity fees . . . . . . .     1,657,000      1,085,000      4,548,000      2,908,000
  Universal life insurance fees           1,966,000            ---      1,966,000            ---
  Surrender charges . . . . . . . . .       895,000        913,000      2,343,000      3,396,000
                                       -------------  -------------  -------------  -------------

TOTAL FEE INCOME. . . . . . . . . . .     4,518,000      1,998,000      8,857,000      6,304,000
                                       -------------  -------------  -------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES. . . . . . . . . . . . . .    (4,166,000)    (1,156,000)    (6,419,000)    (2,357,000)
                                       -------------  -------------  -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS . . . . . . . . .    (6,000,000)    (4,540,000)   (16,800,000)   (13,094,000)
                                       -------------  -------------  -------------  -------------

ANNUAL COMMISSIONS. . . . . . . . . .      (155,000)       (78,000)      (323,000)      (236,000)
                                       -------------  -------------  -------------  -------------

PRETAX INCOME . . . . . . . . . . . .     1,867,000      6,019,000     11,916,000     21,448,000

Income tax expense. . . . . . . . . .      (731,000)    (2,788,000)    (4,886,000)    (9,187,000)
                                       -------------  -------------  -------------  -------------


NET INCOME. . . . . . . . . . . . . .     1,136,000      3,231,000      7,030,000     12,261,000


OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Net unrealized gains (losses)
    on debt and equity securities
    available for sale identified
    in the current period . . . . . .   (13,874,000)       949,000    (20,051,000)     1,563,000
                                       -------------  -------------  -------------  -------------
  Less reclassification
    adjustment for net
    realized losses (gains)
    included in net income. . . . . .       685,000         39,000        697,000       (368,000)
                                       -------------  -------------  -------------  -------------

  OTHER COMPREHENSIVE INCOME (LOSS) .   (13,189,000)       988,000    (19,354,000)     1,195,000
                                       -------------  -------------  -------------  -------------

COMPREHENSIVE INCOME (LOSS) . . . . .  $(12,053,000)  $  4,219,000   $(12,324,000)  $ 13,456,000
                                       =============  =============  =============  =============


                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        1999            1998
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .  $   7,030,000   $  12,261,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts. . . . . . . .     55,989,000      59,317,000
      Universal life insurance contracts          3,482,000             ---
      Net realized investment losses (gains)      5,451,000      (2,615,000)
      Accretion of net discounts on
        investments. . . . . . . . . . . . .     (2,847,000)     (1,442,000)
    Amortization of goodwill . . . . . . . .         44,000          44,000
    Provision for deferred income taxes. . .    (10,779,000)     (1,150,000)
Change in:
  Accrued investment income. . . . . . . . .     (5,753,000)      1,355,000
  Deferred acquisition costs . . . . . . . .      6,311,000       6,113,000
  Income taxes currently payable . . . . . .      3,467,000       5,782,000
  Other liabilities. . . . . . . . . . . . .     16,831,000      (6,097,000)
Other, net . . . . . . . . . . . . . . . . .      3,392,000       8,288,000
                                              --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES. .     82,618,000      81,856,000
                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds and notes. . . . . . . . . . . . . .   (471,548,000)   (587,837,000)
  Mortgage loans . . . . . . . . . . . . . .    (65,921,000)    (82,256,000)
  Other investments, excluding short-term
    investments                                         ---         225,000
Sales of:
  Bonds and notes. . . . . . . . . . . . . .    280,011,000     634,365,000
  Other investments, excluding short-term
    investments. . . . . . . . . . . . . . .        914,000         494,000
Redemptions and maturities of:
  Bonds and notes. . . . . . . . . . . . . .     57,817,000      57,301,000
  Mortgage loans . . . . . . . . . . . . . .     28,726,000      23,243,000
  Other investments, excluding short-term
    investments                                     408,000             ---
Short-term investments received from
  Anchor National Life Insurance Company
  in assumption reinsurance transaction
  with MBL Life Assurance Corporation           368,665,000             ---
                                              --------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES. .    199,072,000      45,535,000
                                              --------------  --------------






















                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                   1999            1998
                                         --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
  Fixed annuity contracts . . . . . . .  $  49,794,000   $ 100,061,000
  Universal life insurance contracts         2,572,000             ---
  Net exchanges from the fixed accounts
    of variable annuity contracts . . .    (29,736,000)    (36,220,000)
Withdrawal payments on:
  Fixed annuity contracts . . . . . . .   (234,431,000)   (165,960,000)
  Universal life insurance contracts        (4,101,000)            ---
  Claims and annuity payments on fixed
    annuity contracts . . . . . . . . .    (24,902,000)    (29,967,000)
Net repayments of other short-term
  financings                                       ---     (10,686,000)
                                         --------------  --------------

NET CASH USED BY FINANCING ACTIVITIES .   (240,804,000)   (142,772,000)
                                         --------------  --------------

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS . . . . . . . . . . . . .     40,886,000     (15,381,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD . . . . . . . . .     18,466,000      71,060,000
                                         --------------  --------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD . . . . . . . . . . . .  $  59,352,000   $  55,679,000
                                         ==============  ==============


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness            $         ---   $      81,000
                                         ==============  ==============

Net income taxes paid . . . . . . . . .  $  13,122,000   $   5,438,000
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.     Reinsurance
       -----------

On December 31, 1998, Anchor National Life Insurance Company ("ANLIC"), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, ANLIC acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed by ANLIC in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves.

     Included in the block of business acquired by ANLIC from MBL Life was $282,947,000 of individual life business and $404,318,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement. The remainder of the business acquired by ANLIC was converted to assumption reinsurance, which superseded the coinsurance arrangement. As part of this transfer, invested assets equal to $675,303,000 and other net assets of $11,962,000 were also transferred to the Company.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

Approximately $10,000,000 of the $128,420,000 purchase price was allocated to the Company based on the estimated future gross profits of the New York Business, and together with $2,000,000 of acquisition expenses, is included in Deferred Acquisition Costs in the accompanying balance sheet.

     This business was assumed from MBL Life subject to existing reinsurance ceded agreements in which the maximum retention on any single life was $2,000,000. In order to limit even further the exposure to loss on any single life and to recover an additional portion of the benefits paid over such limits, the Company entered into a monthly renewable term reinsurance treaty, effective July 1, 1999, under which it retains no more than $100,000 of risk on any one insured life. With respect to the assumption agreement, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

3.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are presented to conform to the current year's presentation.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase (decrease) in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:


                                                  Tax  Benefit
                                     Before  Tax    (Expense)     Net  of  Tax
                                    -------------  -----------   -------------

THREE  MONTHS  ENDED  SEPTEMBER  30,
1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $(22,863,000)  $ 8,002,000   $(14,861,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .     1,519,000      (532,000)       987,000
                                    -------------  ------------  -------------

  Subtotal . . . . . . . . . . . .   (21,344,000)    7,470,000    (13,874,000)
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income. . . . . . . .     4,872,000    (1,705,000)     3,167,000
  Related change in deferred
    acquisition costs. . . . . . .    (3,819,000)    1,337,000     (2,482,000)
                                    -------------  ------------  -------------
    Total reclassification
      adjustment . . . . . . . . .     1,053,000      (368,000)       685,000
                                    -------------  ------------  -------------

  Total other comprehensive loss .  $(20,291,000)  $ 7,102,000   $(13,189,000)
                                    =============  ============  =============

THREE MONTHS ENDED SEPTEMBER 30,
1998:

  Net unrealized gains on debt and
  equity securities available
  for sale identified in the
  current period . . . . . . . . .  $  3,481,000   $(1,218,000)  $  2,263,000

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .    (2,022,000)      708,000     (1,314,000)
                                    -------------  ------------  -------------

  Subtotal . . . . . . . . . . . .     1,459,000      (510,000)       949,000
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized gains included
      in net income. . . . . . . .       240,000       (84,000)       156,000
  Related change in deferred
    acquisition costs. . . . . . .      (179,000)       62,000       (117,000)
                                    -------------  ------------  -------------
    Total reclassification
      adjustment . . . . . . . . .        61,000       (22,000)        39,000
                                    -------------  ------------  -------------

  Total other comprehensive income  $  1,520,000   $  (532,000)  $    988,000
                                    =============  ============  =============







                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

                                                 Tax  Benefit
                                     Before  Tax    (Expense)      Net  of  Tax
                                    -------------  -----------    -------------

NINE  MONTHS  ENDED  SEPTEMBER  30,
1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $(69,255,000)  $ 24,239,000   $(45,016,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .    38,408,000    (13,443,000)    24,965,000
                                    -------------  -------------  -------------

  Subtotal . . . . . . . . . . . .   (30,847,000)    10,796,000    (20,051,000)
                                    -------------  -------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income. . . . . . . .     5,479,000     (1,918,000)     3,561,000
    Related change in deferred
      acquisition costs. . . . . .    (4,408,000)     1,544,000     (2,864,000)
                                    -------------  -------------  -------------
    Total reclassification
      adjustment . . . . . . . . .     1,071,000       (374,000)       697,000
                                    -------------  -------------  -------------

  Total other comprehensive loss .  $(29,776,000)  $ 10,422,000   $(19,354,000)
                                    =============  =============  =============

NINE MONTHS ENDED SEPTEMBER 30,
1998:

  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $  4,132,000   $ (1,446,000)  $  2,686,000

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .    (1,727,000)       604,000     (1,123,000)
                                    -------------  -------------  -------------

  Subtotal . . . . . . . . . . . .     2,405,000       (842,000)     1,563,000
                                    -------------  -------------  -------------

  Reclassification adjustment for:
    Net realized gains included
      in net income. . . . . . . .    (2,395,000)       838,000     (1,557,000)
    Related change in deferred
      acquisition costs. . . . . .     1,828,000       (639,000)     1,189,000
                                    -------------  -------------  -------------
    Total reclassification
      adjustment . . . . . . . . .      (567,000)       199,000       (368,000)
                                    -------------  -------------  -------------

  Total other comprehensive income  $  1,838,000   $   (643,000)  $  1,195,000
                                    =============  =============  =============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and nine months ended September 30, 1999 and September 30, 1998 follows. The Company has changed its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $1.1 million in the third quarter of 1999, compared with $3.2 million in the third quarter of 1998. For the nine months, net income amounted to $7.0 million in 1999, compared with $12.3 million in 1998. On July 1, 1999, the Company acquired the New York individual life and individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 1999 and 1998 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on July 1, 1998, the beginning of the prior-year periods discussed herein, net income would have been $4.3 million and $13.4 million for the third quarter and the nine months of 1998, respectively.

     PRETAX INCOME totaled $1.9 million in the third quarter of 1999 and $6.0 million in the third quarter of 1998. For the nine months, pretax income totaled $11.9 million in 1999, compared with $21.4 million in 1998. The decreases in 1999 resulted primarily from a decrease in net realized investment gains, increased general and administrative expenses, and increased amortization of deferred acquisition costs, which were partially offset by increased variable annuity and universal life insurance fees.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $12.5 million in the third quarter of 1999 from $9.6 million in the third quarter of 1998. These amounts equal 2.36% on average invested assets (computed on a daily basis) of $2.13 billion in the third quarter of 1999 and 2.52% on average invested assets of $1.53 billion in the third quarter of 1998. For the nine months, net investment income increased to $32.1 million in 1999 from $28.2 million in 1998, equaling 2.51% of average invested assets of $1.70 billion in 1999 and 2.44% of average invested assets of $1.54 billion in 1998. On a pro forma basis, assuming the Acquisition had been consummated on July 1, 1998, net investment income on related average invested assets would have been 1.83% and 2.06% in the third quarter and nine months of 1998, respectively. The improvement of 1999 net investment yields over these pro forma amounts reflects the redeployment of lower yielding assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $116.1 million in the third quarter of 1999, $56.0 million in the third quarter of 1998, $90.3 million in the nine months of 1999 and $52.8 million in the nine months of 1998. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.09% in the third quarter of 1999, 2.33% in the third quarter of 1998 and 2.25% in the nine months of 1999 and 1998. On a pro forma basis, assuming the Acquisition had been consummated on July 1, 1998, the spread difference would have been 1.93% and 2.20% in the third quarter and nine months of 1998, respectively, reflecting primarily the effect of the lower yielding assets received in the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.

     Investment income (and the related yields on average invested assets) totaled $37.1 million (6.98%) in the third quarter of 1999, $28.8 million (7.55%) in the third quarter of 1998, $91.5 million (7.16%) in the nine months of 1999 and $87.6 million (7.56%) in the nine months of 1998. The decreases in the investment yields in 1999 as compared with 1998 principally reflect the effects of lower yielding assets received in the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on July 1, 1998, the yield on related average invested assets would have been 7.37% and 7.49% in the third quarter and nine months of 1998, respectively.

     Total interest expense equaled $24.6 million in the third quarter of 1999, compared with $19.2 million in the third quarter of 1998. For the nine months, total interest expense aggregated $59.5 million in 1999 and $59.4 million in 1998. The average rate paid on all interest-bearing liabilities was 4.89% in the third quarter of 1999, 5.22% in the third quarter of 1998, 4.91% in the nine months of 1999 and 5.31% in the nine months of 1998. Interest-bearing liabilities averaged $2.01 billion in the third quarter of 1999, $1.47 billion in the third quarter of 1998, $1.61 billion in the nine months of 1999 and $1.49 billion in the nine months of 1998. Total interest expense in 1999 and related average rates paid reflect the effects of the acquisition. On a pro forma basis, assuming the Acquisition had been consummated on July 1, 1998, the average rate paid on all interest-bearing liabilities would have been 5.53% and 5.43% and interest-bearing liabilities would have averaged $2.16 billion and $1.72 billion in the third quarter and nine months of 1998, respectively. The decreases in the overall rates paid in 1999 result primarily from a generally lower interest rate environment.

     GROWTH IN AVERAGE INVESTED ASSETS largely resulted from the impact of the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $35.4 million in the third quarter of 1999, $31.2 million in the third quarter of 1998, $69.9 million in the nine months of 1999, and $100.1 million in the nine months of 1998 and are largely premiums for the fixed accounts of variable annuities. Such premiums have decreased in the nine months principally as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements offset by greater inflows into the one-year and six-month fixed accounts of these products, which are used for dollar-cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds. On an annualized basis, these premiums represent 7%, 7%, 8% and 9%, respectively, of the related reserve balances at the beginning of the respective periods. These decreases in 1999 premiums when expressed as a percentage of related reserve balances result from the impact of the Acquisition. When premium and reserve balances resulting from the Acquisition are excluded, the resulting premiums represent 10% and 12% of beginning fixed annuity reserve balances in the third quarter and nine months of 1999, respectively.

     NET REALIZED INVESTMENT LOSSES totaled $4.9 million in the third quarter of 1999, compared with net realized investment gains of $0.2 million in the third quarter of 1998. For the nine months, net realized investment losses amounted to $5.5 million in 1999, compared with net realized investment gains of $2.6 million in 1998. Net realized investment losses in the third quarter of 1999 include impairment writedowns of $3.2 million and in the nine months of 1999 include impairment writedowns of $7.0 million. There were no impairment writedowns in the third quarter of 1998 and $0.4 million in the nine months of 1998. Thus, net losses from sales and redemptions of investments totaled $1.7 million in the third quarter of 1999, compared to net gains from sales and redemptions of investments of $0.2 million in the third quarter of 1998. Net gains from sales of investments totaled $1.3 million in the nine months of 1999, compared to $3.0 million in the nine months of 1998.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $104.7 million in the third quarter of 1999, $257.6 million in the third quarter of 1998, $337.7 million in the nine months of 1999 and $524.6 million in the nine months of 1998. Sales of investments result from the active management of the Company's investment portfolio, including assets received as of part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.32%, 0.05%, 0.12% and 0.26% of average invested assets in the third quarter of 1999, the third quarter of 1998, the nine months of 1999 and the nine months of 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. On an annualized basis, impairment writedowns represent 0.59% and 0.55% of related average invested assets for the quarter and nine months ended September 30, 1999 and 1998, respectively. For the twenty fiscal quarters beginning October 1, 1994, impairment writedowns as a percent of average invested assets have ranged up to 0.86% and have averaged 0.16%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.7 million in the third quarter of 1999 and $1.1 million in the third quarter of 1998. For the nine months, variable annuity fees totaled $4.5 million in 1999, compared with $2.9 million in 1998. The increased fees in 1999 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in all periods presented. Variable annuity assets averaged $427.6 million, $279.5 million, $393.3 million and $251.8 million, during the third quarter of 1999, the third quarter of 1998, the nine months of 1999 and the nine months of 1998, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $23.1 million in the third quarter of 1999, $21.2 million in the third quarter of 1998, $52.5 million in the nine months of 1999 and $63.6 million in the nine months of 1998. On an annualized basis, these amounts represent 22%, 30%, 20% and 43% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $34.4 million, $24.7 million, 64.5 million and 70.3 million in the third quarters of 1999 and 1998 and in the nine months of 1999 and 1998, respectively. Variable annuity product sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. The Polaris products are multimanager variable annuities that offer investors a choice of 26 variable funds and 6 guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 1999, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES result from the acquisition of universal life insurance contract reserves and the ongoing receipt of renewal premiums on such contracts, and comprise mortality charges, up-front fees earned on premiums received and administrative fees on such contracts. Universal life insurance fees amounted to $2.0 million in the third quarter and nine months of 1999. Such fees annualized represent 2.79% and 2.76% of average reserves for universal life insurance contracts for the third quarter and nine months of 1999, respectively. Since the Acquisition occurred on July 1, 1999, there were no such fees earned in 1998.

     SURRENDER CHARGES on fixed and variable annuity and universal life contracts totaled $0.9 million in the third quarter of 1999 (including $0.04 million attributable to the Acquisition) and $0.9 million in the third quarter 1998. For the nine months, such surrender charges totaled $2.3 million in 1999 (including $0.04 million attributable to the Acquisition) and $3.4 million in 1998. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments totaled $169.4 million in the third quarter of 1999 (including $87.7 million attributable to the Acquisition) compared to $48.5 million in the third quarter of 1998. For the nine months, withdrawal payments totaled $258.6 million in 1999 (including $87.7 million attributable to the Acquisition) and $182.0 million in 1998. Annualized, these payments, when expressed as a percentage of averaged fixed and variable annuity and universal life reserves, represent 28.2% (58.3% attributable to the Acquisition), 11.4%, 17.5% (19.4% attributable to the Acquisition) and 13.9% for the third quarters of 1999 and 1998 and nine months of 1999 and 1998, respectively. Excluding the effects of the Acquisition, withdrawal payments represent 18.1% and 16.6% in the third quarter and nine months of 1999, respectively, of related average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $7.6 million (7.1% of average variable annuity reserves), $3.1 million (4.4% of average variable annuity reserves), $20.0 million (6.8% of average variable annuity reserves), and $10.8 million (5.7% of average variable annuity reserves) in the third quarters of 1997 and 1998 and the nine months of 1999 and 1998, respectively. Consistent with the assumptions used in connection with the Acquisition, management anticipates that the level of withdrawal payments will reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired business.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $4.2 million in the third quarter of 1999 and $1.2 million in the third quarter of 1998. For the nine months, general and administrative expenses totaled $6.4 million in 1999 and $2.4 million in 1998. The increases in 1999 over 1998 principally reflect $1.5 million of reinsurance premiums paid and other increased costs related to the business acquired in the Acquisition, and expenses related to servicing the Company's growing block of variable annuity policies. In addition, expenses in 1998 include a credit of approximately $1.2 million relating to expense allowances on ceded reinsurance. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $6.0 million (including $0.3 million attributable to the Acquisition), in the third quarter of 1999, compared with $4.5 million in the third quarter of 1998. For the nine months, such amortization totaled $16.8 million (including $0.3 million attributable to the Acquisition), in 1999 and $13.1 million in 1998. The increases in amortization during 1999 were also due to additional Variable Annuity Product Sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $0.2 million in the third quarter of 1999 and $0.1 million in the third quarter of 1998. For the nine months, annual commissions totaled $0.3 million in 1999 and $0.2 million in 1998.

     INCOME TAX EXPENSE totaled $0.7 million in the third quarter of 1999, compared with $2.8 million in the third quarter of 1998 and $4.9 million in the nine months of 1999, compared with $9.2 million in the nine months of 1998, representing effective annualized tax rates of 39%, 46%, 41% and 43%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $172.4 million at September 30, 1999 from $184.7 million at December 31, 1998, primarily due to a $19.4 million decrease in accumulated other comprehensive income offset by $7.0 million of net income recorded in 1999.

     INVESTED ASSETS totaled $1.97 billion at September 30, 1999 and $1.52 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 84% of the Company's total investment portfolio at September 30, 1999, had an amortized cost that was $44.0 million greater than its aggregate fair value at September 30, 1999, compared with an aggregate fair value that exceeded its amortized cost by $19.8 million at December 31, 1998.

     At September 30, 1999, the Bond Portfolio included $1.58 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $76.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1999, approximately $1.52 billion of the Bond Portfolio was investment grade, including $616.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At September 30, 1999, the Bond Portfolio included $134.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.2% of the Company's total assets and 6.8% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (dollars in thousands)

                                                   Issues  not  rated  by  S&P/Moody's/
        Issues  Rated  by  S&P/Moody's/DCR/Fitch          DCR/Fitch,  by  NAIC Category                       Total
------------------------------------------------    -----------------------------------     -----------------------


S&P/(Moody's)                     Estimated         NAIC             Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair     category Amortized        fair   Amortized        fair     invested
  category (1)             cost       value          (2)      cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-} . . .  $1,171,303  $1,148,832         1   $   80,718  $   79,207  $1,252,021  $1,228,039       62.24%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     242,737     236,484         2       58,024      57,762     300,761     294,246       14.91

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}. . .       8,048       7,580         3        2,390       2,155      10,438       9,735        0.49

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .     124,942     114,462         4        1,993       1,960     126,935     116,422        5.90

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}. . .      10,133       7,915         5          643         555      10,776       8,470        0.43

CI to D
  [DD]
  {D}                       200         200         6          ---         ---         200         200        0.01
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $1,557,363  $1,515,473             $  143,768  $  141,639  $1,701,131  $1,657,112
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $76.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $137.5 million at September 30, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1999, Secured Loans consisted of $35.8 million of publicly traded securities and $101.7 million of privately traded securities. These Secured Loans are composed of loans to 55 borrowers spanning 15 industries, with 20% of these assets concentrated in utilities and 10% concentrated in airlines. No other industry concentration constituted more than 7% of these assets.

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

     MORTGAGE LOANS aggregated $213.8 million at September 30, 1999 and consisted of 156 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 33 states. Approximately 41% of this portfolio was office, 25% was retail, 12% was industrial, 11% was multifamily residential and 11% was other types. At
September 30, 1999, approximately 33% of this portfolio was secured by properties located in California, approximately 11% by properties located in New York and Michigan and no more than 5% of this portfolio was secured by properties located in any other single state. At September 30, 1999, one mortgage loan had an outstanding balance of $10 million or more, which represented approximately 5% of this portfolio, and approximately 35% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2002. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At September 30, 1999, approximately 56% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards utilized, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 64% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at September 30, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At September 30, 1999, these assets had an aggregate fair value of $1.93 billion with a duration of 3.8. The Company's fixed rate liabilities are its fixed annuity and universal life insurance contracts. At September 30, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.78 billion with a duration of 3.4. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their September 30, 1999 levels is a loss of $7.6 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.1 million at September 30, 1999 and constituted 0.2% of total invested assets. At December 31, 1998 defaulted investments totaled $2.4 million and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1999, approximately $431.6 million of the Company's Bond Portfolio had an aggregate unrealized gain of $7.6 million, while approximately $1.23 billion of the Bond Portfolio had an aggregate unrealized loss of $51.6 million. In addition, the Company's investment portfolio currently provides approximately $19.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs. The Company anticipates that liquidity needs will be higher for the next quarter due to the Acquisition and short-term investments will be sold as needed to satisfy these requirements.

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

     SunAmerica initiated its strategy to deal with the year 2000 challenge in 1997. At that time, many of the computer systems and applications upon which the Company relied in its daily operations were not year 2000 compliant. This means that because they historically used only two digits to identify the year in a date, they were unable to distinguish dates in the "2000s" from dates in the "1900s". SunAmerica has incurred approximately $22.5 million of programming costs to make necessary repairs of certain specific non-compliant systems. In addition, SunAmerica has made expenditures of approximately $19.0 million to replace certain other specific non-compliant systems, which expenditures have been capitalized as software costs and will be amortized over future periods. To date, the Company has not been allocated any portion of these costs and expenditures. SunAmerica does not expect to incur, and the Company does not expect to be allocated, significant additional other costs because the repair or replacement of substantially all systems was completed as of September 30, 1999. Further, testing of both the repaired and replaced systems was substantially completed as of September 30, 1999. Nevertheless, the Company will continue to test all of its computer systems and applications throughout 1999 to ensure continued compliance.

     In addition, SunAmerica has distributed a year 2000 questionnaire to those third parties with which it has significant interaction. These include suppliers, distributors, facilitators, fund managers, lessors and financial institutions. The questionnaire is designed to enable SunAmerica to evaluate these third parties' year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remedy their own year 2000 issues. To date, however, SunAmerica has received only inconclusive feedback from such parties and has not independently confirmed any information received from them. Therefore, there can be no assurance that such parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

REGULATION

     The Company is subject to regulation and supervision by insurance regulatory agencies of the States of New York, New Mexico and Nebraska, states in which the Company is authorized to transact business. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve and valuation requirements, including risk based capital measurements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval. In general, such regulation is for the protection of policyholders rather than security holders.

     Insurance companies, including the Company, are subject to laws and regulations designed to reduce the risk of insolvencies and market conduct violations including investment reserve requirements and risk-based capital ("RBC") standards. The NAIC and many states are also in the process of developing and adopting a codification of insurance accounting principles and new investment standards. The NAIC is also developing model laws or regulations relating to, among other things, product design, product reserving standards and illustrations for annuity products. The Company is monitoring developments in this area and the effects any changes would have on the Company.

     The RBC standards consist of formulas which establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year end. The State of New York, in which the Company is domiciled, has adopted these RBC standards and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

     Federal legislation has been recently enacted allowing combinations between insurance companies, banks and other entities. It is not yet known what effect this legislation will have on insurance companies. In addition, from time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of the proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 and 20 herein.

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

  27     Financial  Data  Schedule



REPORTS  ON  FORM  8-K

No Current Reports on Form 8-K were filed by the Company during the third quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY
                              -------------------------------------------
                              Registrant



Date:  November  15,  1999    /s/  SCOTT  L.  ROBINSON
--------------------------    ------------------------
                              Scott  L.  Robinson
                              Senior  Vice  President  and  Director
                              (Principal  Financial  Officer)



Date:  November  15,  1999    /s/  N.  SCOTT  GILLIS
--------------------------    ----------------------
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