Form 10-K
period 1999-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2000-03-30
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark  One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   For the fiscal year ended December 31, 1999

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

INDICATE  BY  CHECK  MARK  WHETHER  THE  REGISTRANT:  (1)  HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS    Yes  X  No  ___
                                                      --


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM  10-K.   X
             --

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MARCH 29, 1999 WAS AS FOLLOWS:

Common  Stock  (par  value  $10,000 per share)            300 shares outstanding

                                     PART I

ITEM  1.  BUSINESS

GENERAL  DESCRIPTION

     First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. At December 31, 1998, the Company was a wholly owned indirect subsidiary of SunAmerica Inc., a Maryland Corporation. On January 1, 1999, SunAmerica Inc. merged with and into AIG in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, immediately prior to the date of merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named SunAmerica Inc. ("SunAmerica"). At December 31, 1999, the Company held $2.56 billion of assets.

     The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (310)
772-6000. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. At December 31, 1999, SunAmerica had approximately 2,500 employees, approximately 900 of whom perform services for the Company as well as for certain of its affiliates.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1988 and 1998, annual industry premiums from fixed and variable annuities and fund deposits increased from $103.87 billion to $229.47 billion.

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

     The Company's six affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 1999. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its affiliated broker-dealers, which will enable the Company to more effectively market its products and help the affiliated financial professionals to better service their clients.

     In recent years, the Company has enhanced its marketing efforts and expanded its offerings of variable annuities through internal growth, resulting in increased fee income. The Company's variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income. The Company's fixed-rate business, comprised of fixed annuities and universal life insurance contracts, has grown significantly in recent years through acquisitions.

     For the year ended December 31, 1999, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                          NET INVESTMENT AND FEE INCOME

                                                             Primary  product  or
                                  Amount      Percent                     service
                                 ------       -------        --------------------
                             (In thousands)
Net investment income
  (including net realized
  investment losses). . . .  $        33,509        74.0%  Fixed-rate products
                             ---------------  -----------

Fee income:
  Variable annuity fees . .            6,600        14.6   Variable annuities
  Universal life insurance                                 Fixed-rate
    fees. . . . . . . . . .            1,873         4.1     universal life
  Surrender charges . . . .            3,296         7.3   Fixed - and variable-
                             ---------------  -----------
                                                             rate products
  Total fee income. . . . .           11,769        26.0
                             ---------------  -----------

Total . . . . . . . . . . .  $        45,278       100.0%
                             ===============  ===========


BUSINESS  COMBINATION

     On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. On the date of acquisition, JANY had assets having an aggregate fair value of $1,536,179,000, composed primarily of invested assets totaling $1,403,807,000. Liabilities assumed in this acquisition totaled $1,411,179,000, including $1,363,764,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $103,695,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet. The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method from the date of acquisition through the date of merger. The balance sheet at September 30, 1997 and the income statement and statement of cash flows for the year ended September 30, 1997 have been restated from those originally contained in the September 30, 1997 Annual Report on Form 10-K to include the assets and liabilities of JANY and the results of JANY's operations and cash flows for the six-month period from April 1, 1997 through September 30, 1997. On a pro forma (unaudited) basis, assuming the acquisition and merger had occurred on October 1, 1996, the beginning of the earliest period presented herein, investment income would have been $117,059,000 and net income would have been $12,434,000 for the year ended September 30, 1997.

ANNUITY  OPERATIONS

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuities. It has a "AAA" (Extremely Strong) financial strength rating from Standard & Poor's Corporation ("S&P") a "AAA" (Highest) rating from Duffs Phelps Credit Rating Co. ("DCR"), an "Aaa" (Exceptional) rating from Moody's Investors Service ("Moody's") and an "A++" (Superior) rating from industry analyst A.M. Best Company.

     In addition to distributing its variable annuity products through its six affiliated broker-dealers, the Company distributes its products through over 600 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 8,500 independent sales representatives are licensed to sell the Company's annuity products in three states.

     On December 31, 1998, Anchor National Life Insurance Company ("ANLIC"), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction. ANLIC assumed reserves in this acquisition totaling $5,793,256,000, including $3,460,503,000 of fixed annuity contracts, $2,308,742,000 of universal life insurance contracts and $24,011,000 of guaranteed investment contracts.

     Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement. As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company. Policyholders of MBL Life annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement. Over 95% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

ANNUITY  OPERATIONS  -  VARIABLE  ANNUITIES

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

     The Company's flagship variable annuity product, Polaris, is a multimanager variable annuity that offers investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Polaris sales increased significantly in recent years leading up to 1999 due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. The decrease in sales growth in 1999 is primarily due to regulatory changes in the State of New York (See "Growth in Average Invested Assets").

     At December 31, 1999, total variable product reserves were $736.1 million, of which $558.6 million were held in separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At December 31, 1999, 99% of the Company's variable annuity reserves held in separate accounts were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1999 was approximately $65,000.

ANNUITY  OPERATIONS  -  FIXED  ANNUITIES

     The Company's general account obligations are fixed-rate products, including fixed-annuity and universal life contracts issued in prior years and fixed-rate options of its variable annuity contracts. The Company offers single-premium and flexible-premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 89% at December 31, 1999) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 1999 was approximately $38,000.

     The Company designs its fixed-rate annuity products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity and universal life obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed annuity and universal life products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 85% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1999.

INVESTMENT  OPERATIONS

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on a variety of factors, including the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The Company manages most of its invested assets internally. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At December 31, 1999, these assets had an aggregate fair value of $1.77 billion with a duration of 3.7. At December 31, 1999, the Company's fixed annuity and universal life liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.68 billion with a duration of 3.5. For the years ended December 31, 1999, September 30, 1998 and 1997, the Company's yields on average invested assets were 7.20%, 7.56% and 7.39%, respectively; its average rates paid on all interest-bearing liabilities were 4.92%, 5.36% and 5.35%, respectively; it realized net investment spreads of 2.53%, 2.37%, and 2.16%, respectively, on average invested assets; and net realized investment gains and losses were 0.63%, 0.30% and 0.57%, respectively, of average invested assets.

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

     The following table summarizes the Company's investment portfolio at December 31, 1999:

                             SUMMARY OF INVESTMENTS

                                                     Percent
                                    Carrying              of
                                      value        portfolio
                                 ---------------  ----------

                                 (In thousands)
Cash and short-term investments  $        29,350        1.6%
U.S. government securities. . .            1,347        0.1
Mortgage-backed securities. . .          574,247       31.8
Other bonds and notes . . . . .          947,327       52.4
Mortgage loans. . . . . . . . .          211,867       11.7
Other invested assets . . . . .           42,604        2.4
                                 ---------------  ----------

Total investments . . . . . . .  $     1,806,742      100.0%
                                 ===============  ==========


     At December 31, 1999, the Bond Portfolio included $1.48 billion of bonds rated by S&P, Moody's, Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Services, L.P. ("Fitch"), or the National Association of Insurance Commissioners ("NAIC"), and $41.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1999, approximately $1.40 billion of the Bond Portfolio was investment grade, including $575.6 million of U.S. government/agency securities and mortgage-backed securities.

     At December 31, 1999, the Bond Portfolio included $123.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.8% of the Company's total assets and 6.9% of its invested assets.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $122.1 million at December 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. These Secured Loans are composed of loans to 50 borrowers spanning 14 industries, with 25% of these assets concentrated in utilities, 11% concentrated in air transportation and 8% concentrated in food services. No other industry constituted more than 5% of these assets.

     Mortgage loans aggregated $211.9 million at December 31, 1999 and consisted of 152 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 33 states. Approximately 41% of this portfolio was office, 25% was retail, 12% was industrial, 11% was multifamily residential and 11% was other types. At December 31, 1999, approximately 34% of this portfolio was secured by properties located in California, approximately 11% by properties located in New York and Michigan and no more than 5% of this portfolio was secured by properties located in any other single state.

     At December 31, 1999, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $1.8 million, which constituted 0.1% of total invested assets.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and by other jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 1999.

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

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. During 1998, net annuity premiums written among the top 100 companies ranged from less than $100 million to approximately $10 billion annually. The Company itself is not among the largest writers of annuities; however, the combined SunAmerica life companies ranks in the top quartile of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     No matters were submitted during the year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                        Year  Ended     Three  Months  Ended        Years  Ended  September  30,
                                                                    ----------------------------
                     December 31, 1999 December 31, 1998    1998        1997      1996      1995
      ---------------------------  -------------------  --------  ---------  ---------  --------
                                                        (In thousands)

RESULTS OF OPERATIONS

Net investment income . . .  $           44,687   $ 9,603   $ 36,763   $ 19,205   $ 2,798   $ 2,784
Net realized investment
  gains (losses). . . . . .             (11,178)      797      4,690      5,020      (539)   (1,348)
Fee income. . . . . . . . .              11,769     1,851      7,957      3,521       911       606
General and administrative
  expenses. . . . . . . . .              (7,871)   (1,548)    (3,301)    (3,222)   (1,480)   (1,004)
Amortization of deferred
  acquisition costs . . . .             (22,664)   (5,046)   (17,120)   (10,386)     (500)     (300)
Annual commissions. . . . .                (450)      (90)      (348)      (195)      (19)      (33)
                             -------------------  --------  ---------  ---------  --------  --------

Pretax income . . . . . . .              14,293     5,567     28,641     13,943     1,171       705
Income tax expense. . . . .              (6,621)   (2,191)   (12,106)    (5,090)     (448)     (182)
                             -------------------  --------  ---------  ---------  --------  --------


NET INCOME. . . . . . . . .  $            7,672   $ 3,376   $ 16,535   $  8,853   $   723   $   523
                             ===================  ========  =========  =========  ========  ========

The results of operations of the Company for 1999 are affected by acquisition of business from MBL Life on July 1, 1999 (See Note 5 of the accompanying financial statements).


ITEM  6.  SELECTED  FINANCIAL  DATA  (continued)

                                           At  December  31,                        At  September  30,
                                    ----------------------  ------------------------------------------
                                         1999        1998        1998        1997       1996      1995
                                    ----------  ----------  ----------  ----------  --------  --------
                                                           (In thousands)

FINANCIAL POSITION

Investments . . . . . . . . . . .  $1,806,742  $1,515,132  $1,554,316  $1,690,232  $153,237  $121,218
Variable annuity assets held
  in separate accounts. . . . . .     558,605     344,619     271,865     171,475    68,901    32,760
Deferred acquisition costs. . . .     137,637      96,918      87,074      96,516    12,127     6,491
Current income taxes receivable         6,638         ---         ---         ---       ---       ---
Deferred income taxes receivable       18,275         ---         ---         ---       ---       ---
Other assets. . . . . . . . . . .      27,615      51,013      28,965      26,267     2,603     2,688
                                   ----------  ----------  ----------  ----------  --------  --------

TOTAL ASSETS. . . . . . . . . . .  $2,555,512  $2,007,682  $1,942,220  $1,984,490  $236,868  $163,157
                                   ==========  ==========  ==========  ==========  ========  ========

Reserves for fixed annuity
  contracts . . . . . . . . . . .  $1,523,641  $1,432,558  $1,460,856  $1,556,656  $140,613  $106,332
Reserves for universal life
  insurance contracts                 277,250         ---         ---         ---       ---       ---
Variable annuity liabilities
  related to separate accounts. .     558,605     344,619     271,865     171,475    68,901    32,760
Other reserves, payables and
  accrued liabilities . . . . . .      34,776      42,038      18,073      83,297     2,784     2,003
Deferred income taxes payable             ---       3,792       5,371       4,984     1,350       244
Shareholder's equity. . . . . . .     161,240  $  184,675     186,055     168,078    23,220    21,818
                                   ----------  ----------  ----------  ----------  --------  --------

TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY. . . . . .  $2,555,512  $2,007,682  $1,942,220  $1,984,490  $236,868  $163,157
                                   ==========  ==========  ==========  ==========  ========  ========

The financial position of the Company as of December 31, 1999 is affected by the acquisition of business from MBL Life (See Note 5 of the accompanying financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years ended December 31, 1999, September 30, 1998 and 1997 follows. Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the three-month period ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $7.7 million in 1999, compared with $16.5 million in 1998 and $8.9 million in 1997. On July 1, 1999, the Company acquired the New York individual life and individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"). Since the acquisition of MBL Life was accounted for under the purchase method of accounting, the results of operations include those of MBL Life only from its date of acquisition. On October 31, 1997, John Alden Life Insurance Company of New York ("JANY") was merged with and into the Company. JANY was acquired by SunAmerica Life Insurance Company, the Company's parent, on March 31, 1997 in a transaction accounted for under the purchase method of accounting. Therefore, the results of operations include those of JANY only from the date of acquisition. The income statement for 1998 and 1999 include the results of JANY's operations for the full period, and the income statement for 1997 includes JANY's operating results only for the period of April 1, 1997 through September 30, 1997. Consequently, the operating results for 1999, 1998 and 1997 are not comparable. On a pro forma basis, using the historical financial information of the acquired businesses and assuming that both the MBL Life acquisition and the JANY merger, collectively referred to as the "Acquisitions", had been consummated on October 1, 1996, the beginning of the prior-year periods discussed herein, net income would have been $9.4 million, $19.9 million and $15.8 million for the year ended December 31, 1999 and the years ended September 30, 1998 and 1997, respectively.

     PRETAX INCOME totaled $14.3 million in 1999, $28.6 million in 1998 and $13.9 million in 1997 and primarily reflects the effect of the Acquisitions and changes in net realized investment gains and losses. The decrease in 1999 resulted primarily from a decrease in net realized investment gains, increased general and administrative expenses and increased amortization of deferred acquisition costs which were partially offset by increased net investment income and variable annuity and universal life insurance fees. The improvement in 1998 over 1997 resulted primarily from increased net investment income and fee income, partially offset by increased amortization of deferred acquisition costs.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities, universal life insurance contracts and other interest-bearing liabilities, increased to $44.7 million in 1999 from $36.8 million in 1998 and $19.2 million in 1997. These amounts equal 2.53% on average invested assets (computed on a daily basis) of $1.77 billion in 1999, 2.37% on average invested assets of $1.55 billion in 1998 and 2.16% on average invested assets of $887.4 million in 1997. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1996, net investment income on related average invested assets would have been 1.87% in 1999, 1.71% in 1998 and 1.51% in 1997 on average invested assets of $2.59 billion, $2.37 billion and $2.41 billion, respectively. The improvement in 1999 net investment yields over these pro forma amounts reflects a redeployment of assets received in the MBL Life acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. Average invested assets exceeded average interest bearing liabilities by $89.0 million in 1999, $47.3 million in 1998 and $21.4 million in 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.28% in 1999, 2.20% in 1998 and 2.04% in 1997. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1996, the Spread Difference would have been 1.73% in 1999, 1.64% in 1998 and 1.46% in 1997. The pro forma results primarily reflect the effect of the lower yielding assets received in the Acquisitions.

     Investment income (and the related yields on average invested assets) totaled $127.3 million (7.20%) in 1999 compared with $117.5 million (7.56%) in 1998 and $65.6 million (7.39%) in 1997. The decrease in the investment yield in 1999 as compared with 1998 and 1997 principally reflect the effects of lower yielding assets received in the MBL Life acquisition. The invested assets associated with the MBL Life acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1996, the yield on related average invested assets would have been 6.72% in 1999, 6.92% in 1998 and 6.80% in 1997.

     Total interest expense equaled $82.6 million in 1999, $80.7 million in 1998 and $46.4 million in 1997. The average rate paid on all interest-bearing liabilities was 4.92% in 1999, 5.36% in 1998 and 5.35% in 1997. Interest-bearing liabilities averaged $1.68 billion during 1999, $1.51 billion during 1998 and $866.0 million during 1997. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 4.99% in 1999, 5.28% in 1998 and 5.34% in 1997 and interest-bearing liabilities would have averaged $2.51 billion, $2.34 billion and $2.38 billion in 1999, 1998 and 1997, respectively. The decreases in the overall rates paid in 1999 result primarily from a generally lower interest rate environment and the continued reduction of crediting rates on certain closed blocks of business.

     GROWTH IN AVERAGE INVESTED ASSETS largely resulted from the impact of the Acquisitions. The Company acquired $1.40 billion of invested assets associated with the JANY merger on March 31, 1997 and $678.3 million of invested assets associated with the MBL Life acquisition at July 1, 1999. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the MBL Life acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $41.0 million in 1999 compared with $130.9 million in 1998 and $131.7 million in 1997 and are largely premiums for the fixed accounts of variable annuities. Such premiums have decreased in 1999 principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements partially offset by greater inflows into the one-year and six-month fixed accounts of these products, which are principally used for dollar-cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds. These premiums represent 6%, 8% and 9%, respectively, of the related reserve balances at the beginning of the respective periods. These premiums include premiums for the fixed accounts of variable annuities totaling $61.0 million, $77.3 million and $68.9 million in 1999, 1998 and 1997, respectively.

     NET REALIZED INVESTMENT LOSSES totaled $11.2 million in 1999 compared to net investment gains of $4.7 million in 1998 and $5.0 million in 1997. Net realized investment gains and losses include impairment writedowns of $7.7 million in 1999, $0.4 million in 1998 and $0.1 million in 1997. Therefore, net losses from sales and redemptions of investments totaled $3.5 million in 1999 while net gains from sales and redemptions of investments totaled $5.1 million in 1998 and 1997.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $478.7 million, $985.1 million and $634.8 million in 1999, 1998 and 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisitions. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.20%, 0.33% and 0.57% of average invested assets for 1999, 1998 and 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns represent 0.44%, 0.03% and 0.01% of related average invested assets in 1999, 1998 and 1997, respectively. For the twenty-one fiscal quarters beginning October 1, 1994, impairment writedowns as a percent of average invested assets have ranged up to 0.86% and have averaged 0.14%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $6.6 million in 1999, $3.6 million in 1998 and $1.7 million in 1997. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity fees represent 1.5% of average variable annuity assets for each of 1999, 1998 and 1997. Variable annuity assets averaged $417.8 million during 1999, $234.1 million during 1998 and $111.8 million during 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $66.7 million in 1999, $80.2 million in 1998 and $56.3 million in 1997. These amounts represent 19%, 47% and 82% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $127.7 million, $157.5 million and $125.2 million in 1999, 1998 and 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. The Polaris products are multimanager variable annuities that offer investors a choice of 27 variable funds and 8 guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 1999, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES result from the acquisition of universal life insurance contract reserves and the ongoing receipt of renewal premiums on such contracts, and comprise mortality charges, up-front fees earned on premiums received and administrative fees on such contracts, net of the excess mortality expense on these contracts. Universal life insurance fees amounted to $1.9 million in 1999 and represent 1.4% of average reserves for universal life insurance contracts for 1999. Since the MBL Life acquisition occurred on July 1, 1999, there were no such fees earned in 1998 and 1997.

     SURRENDER CHARGES on fixed and variable annuity and universal life contracts totaled $3.3 million (including $0.04 million attributable to the MBL Life acquisition and $2.5 million attributable to the JANY merger) in 1999, $4.4 million (including $3.9 million attributable to the JANY merger) in 1998 and $1.8 million (including $1.5 million attributable to the JANY merger) in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $392.4 million (including $187.2 million attributable to the MBL Life acquisition and $167.2 million attributable to the JANY merger) in 1999, compared with $234.4 million (including $198.3 million attributable to the JANY merger) in 1998 and $93.5 million (including $72.9 million attributable to the JANY merger) in 1997. These payments, when expressed as a percentage of averaged fixed and variable annuity and universal life reserves, represent 19.0% (9.1% attributable to the MBL Life acquisition and 8.1% attributable to the JANY merger), 14.0% (11.9% attributable to the JANY merger) and 9.9%, respectively. Excluding the effects of the MBL Life acquisition, withdrawal payments represent 11.3% of related average fixed and variable annuity reserves in 1999. Withdrawals include variable annuity payments from the separate accounts totaling $28.6 million (6.9% of average variable annuity reserves), $12.8 million (5.5% of average variable annuity reserves) and $5.3 million (4.8% of average variable annuity reserves) in 1999, 1998 and 1997, respectively. Consistent with the assumptions used in connection with the Acquisitions, management anticipates that the level of withdrawal payments will reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired businesses.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $7.9 million in 1999 compared with $3.3 million in 1998 and $3.2 million in 1997. The increases in 1999 over 1998 principally reflect $1.5 million of reinsurance premiums paid and other increased costs related to the business acquired in the MBL Life acquisition, and expenses related to servicing the Company's growing block of variable annuity policies. In addition, expenses in 1998 include a credit of approximately $1.2 million relating to expense allowances on ceded reinsurance. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $22.7 million in 1999 (including $0.6 million attributable to the MBL Life acquisition and $14.9 million attributable to the JANY merger) compared with $17.1 million in 1998 (including $15.7 million attributable to the JANY merger) and $10.4 million (including $9.2 million attributable to the JANY merger) in 1997. The increase in amortization during 1999 was also due to additional Variable Annuity Product Sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $450,000 in 1999, $348,000 in 1998 and $195,000 in 1997. These increases are primarily attributable to the fixed annuity contracts acquired in the Acquisitions. Based on current sales, the Company estimates that such annual commissions will increase in future periods.

     INCOME TAX EXPENSE totaled $6.6 million in 1999, compared with $12.1 million in 1998 and $5.1 million in 1997, representing effective tax rates of 46% in 1999, 42% in 1998 and 37% in 1997. The increase in the tax rates for 1999 and 1998 is due to an increase in state income taxes.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased 12.7% to $161.2 million at December 31, 1999 from $184.7 million at December 31, 1998, primarily due to a $31.1 million increase in accumulated other comprehensive loss partially offset by $7.7 million of net income recorded in 1999.

     INVESTED ASSETS totaled $1.81 billion at December 31, 1999 and $1.52 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 84% of the Company's total investment portfolio at December 31, 1999, had an amortized cost that was $64.2 million greater than its aggregate fair value at December 31, 1999, compared with an aggregate fair value that exceeded its amortized cost by $19.8 million at December 31, 1998. The net unrealized losses on the Bond Portfolio in 1999 principally reflect the recent increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 1999.

     At December 31, 1999, the Bond Portfolio included $1.48 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $41.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1999, approximately $1.40 billion of the Bond Portfolio was investment grade, including $575.6 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 1999, the Bond Portfolio included $123.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.8% of the Company's total assets and 6.9% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                              Issues  not  rated  by  S&P/Moody's/
  Issues  Rated  by  S&P/Moody's/DCR/Fitch         DCR/Fitch,  by  NAIC  Category                              Total
------------------------------------------   ------------------------------------ ---------------------------------
S&P/(Moody's)                    Estimated         NAIC              Estimated               Estimated    Percent of
[DCR] {Fitch}        Amortized        fair     category   Amortized       fair   Amortized        fair      invested
  category (1)            cost       value          (2)        cost      value        cost       value        assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------   -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-} . . .  $1,119,598  $1,078,593         1   $   39,619  $   39,691  $1,159,217  $1,118,284       61.90%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     248,279     238,421         2       43,209      42,367     291,488     280,788       15.54

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}. . .       8,841       8,875         3            -           -       8,841       8,875        0.49

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .     112,601     103,587         4        6,298       6,141     118,899     109,728        6.07

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}. . .       6,953       3,886         5        1,718       1,360       8,671       5,246        0.29

CI to D
  [DD]
  {D} . . . . . . .           -           -         6            -           -           -           -           -
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $1,496,272  $1,433,362             $   90,844  $   89,559  $1,587,116  $1,522,921
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $41.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $122.1 million at December 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1999, Secured Loans consisted of $33.8 million of publicly traded securities and $88.3 million of privately traded securities. These Secured Loans are composed of loans to 50 borrowers spanning 13 industries, with 25% of these assets concentrated in utilities, 11% concentrated in airlines and 8% concentrated in food services. No other industry concentration constituted more than 5% of these assets.

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

     MORTGAGE LOANS aggregated $211.9 million at December 31, 1999 and consisted of 152 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 33 states. Approximately 41% of this portfolio was office, 25% was retail, 12% was industrial, 11% was multifamily residential and 11% was other types. At December 31, 1999, approximately 34% of this portfolio was secured by properties located in California, approximately 11% by properties located in New York and Michigan and no more than 5% of this portfolio was secured by properties located in any other single state. At December 31, 1999, one mortgage loan had an outstanding balance of $10 million or more, which represented approximately 5% of this portfolio, and approximately 36% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2003. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 1999, approximately 55% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards utilized, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 85% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At December 31, 1999, these assets had an aggregate fair value of $1.77 billion with a duration of 3.7. At December 31, 1999, the Company's fixed annuity liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.68 billion with a duration of 3.5. The Company's potential exposure due to a relative 10% increase in interest rates from their December 31, 1999 levels is a loss of $4.6 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.8 million, including $0.9 million of bonds and $0.9 million of mortgage loans at December 31, 1999, and constituted 0.1% of total invested assets. At December 31, 1998, defaulted investments totaled $3.7 million, including $2.5 million of bonds and $1.2 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1999, approximately $224.6 million of the Company's Bond Portfolio had an aggregate unrealized gain of $4.3 million, while approximately $1.30 billion of the Bond Portfolio had an aggregate unrealized loss of $68.5 million. In addition, the Company's investment portfolio currently provides approximately $17.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     CONTINGENT LIABILITIES are discussed in Note 9 of the accompanying financial statements.

     RECENTLY ISSUED ACCOUNTING STANDARDS are discussed in Note 3 of the accompanying financial statements.

YEAR  2000

     The Year 2000 issue arose from computer programs written using two digits rather than four digits to define the applicable year. This possibly could have caused a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the year 2000. The Company implemented a plan to address the Year 2000 issue and to assess Year 2000 issues relating to third parties with which the Company has critical relationships. The Company's cost to make necessary repairs had no significant impact on its results of operations. The Company has not experienced any business disruption from the year 2000 issue. Its IT and non-IT systems were compliant on January 1, 2000, and there have been no problems related to any third parties compliance.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 19, 20 and 21, herein. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company as of January 1, 2001. Therefore, it is not included in the accompanying financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                       PART III

Item  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

     The  directors  and principal officers of First SunAmerica Life Insurance Company
(the "Company") as of March 29, 2000 are listed below, together with information as to their  ages, dates of election and principal business occupations during the last five years  (if  other  than  their  present  business  occupations).

                                                      Other  Positions  and
                                            Year      Other  Business
                          Present           Assumed   Experience  Within
  Name              Age   Position(s)       Position  Last  Five Years**         From-To
  ----              ---   -----------       --------  ------------------         -------

Eli Broad*. . . .   66  Chairman,           1994  Co-founded SAI
                        Chief Executive           in 1957
                        Officer and
                        President of
                        the Company
                        Chairman, Chief     1986
                        Executive Officer
                        and President of
                        SunAmerica Inc.
                        ("SAI")

Thomas W. Baxter.   45  Director            1999  Partner, O'Melveny &         1991 to
                                                  Myers LLP                  present

Jay S. Wintrob* .   42  Executive Vice      1991  (Joined SAI in 1987)
                        President of the
                        Company
                        Vice Chairman and   1998
                        Chief Operating
                        Officer of SAI

James R. Belardi*   42  Senior Vice         1992  (Joined SAI in 1986)
                        President of the
                        Company
                        Executive Vice      1995
                        President of SAI

Marc H. Gamsin* .   44  Senior Vice         1999  Executive Vice President     1998 to
                        President of the          SunAmerica Investments,    present
                        Company                   Inc. (GA)
                        Senior Vice         1996  Executive Vice President   1997-1998
                        President of SAI          SunAmerica Investments,
                                                  Inc. (DE)
                                                  Partner, O'Melveny &       1976-1996
                                                  Myers, LLP

Jana W. Greer*. .   47  Senior Vice         1994  (Joined SAI in 1974)
                        President of the
                        Company
                        Senior Vice
                        President of SAI    1992


________________________________________
*   Also  serves  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with SunAmerica Inc.


                                                      Other  Positions  and
                                            Year      Other  Business
                          Present           Assumed   Experience  Within
  Name              Age   Position(s)       Position  Last  Five Years**         From-To
  ----              ---   -----------       --------  ------------------         -------


Susan L. Harris* . .   42  Senior Vice       1994  Vice President,             1994-1995
                           President and           General Counsel-
                           Secretary of the        Corporate Affairs
                           Company                 and Secretary of SAI
                           Senior Vice       1995
                           President,
                           General Counsel
                           and Secretary of
                           SAI

Vicki E. Marmorstein   47  Director          1999  Partner, Latham &             1995 to
                                                   Watkins                     present
                                                   Partner, Coudert            1979-1995
                                                   Brothers

Margery K. Neale . .   40  Director          1996  Partner, Swidler,             1990 to
                                                   Berlin, Shereff &           present
                                                   Friedman, LLP

Lester Pollack . . .   66  Director          1987  Chief Executive               1986 to
                                                   Officer, Centre             present
                                                   Partners, L.P.
                                                   Managing Partner,             1986 to
                                                   Lazard Freres & Co.         present
                                                   Senior Managing               1988 to
                                                   Director, Corporate         present
                                                   Advisors, L.P.

Debbie Potash-Turner   40  Director          1999  Senior Vice President         1998 to
                                                   and Chief Financial         present
                                                   Officer, SunAmerica
                                                   Asset Management Corp.
                                                   Vice President, Royal       1990-1998
                                                   Alliance Associates, Inc.

Richard D. Rohr. . .   73  Director          1987  Partner, Bodman,              1958 to
                                                   Longley & Dahling           present

N. Scott Gillis* . .   46  Senior Vice       2000  Senior Vice President       1994-1999
                           President of the        and Controller,
                           Company                 SunAmerica Life
                           Vice President    1999  Companies ("SLC")
                           and Controller          (Joined SAI in 1985)
                           of SAI

Gregory M. Outcalt .   37  Senior Vice       2000  Vice President, SLC         1993-1999
                           President               (Joined SAI in 1986)
                           of the Company


________________________________________
*   Also  serves  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with  SunAmerica  Inc.


                                                      Other  Positions  and
                                            Year      Other  Business
                          Present           Assumed   Experience  Within
  Name              Age   Position(s)       Position  Last  Five Years**         From-To
  ----              ---   -----------       --------  ------------------         -------


Edwin R. Raquel. . .   42  Senior Vice       1995  Vice President and          1990-1995
                           President and           Actuary, SLC
                           Chief Actuary
                           of the Company

David R. Bechtel . .   32  Vice President    1998  Vice President,             1996-1998
                           & Treasurer of    2000  Deutsche Morgan
                           the Company             Grenfell, Inc.
                                                   Associate,                  1995-1996
                           Vice President    1998  UBS Securities LLC
                           and Treasurer           Associate,                       1994
                           of SAI                  Wachtell Lipton Rosen
                                                                      & Katz

P. Daniel Demko, Jr.   50  Vice President    1999  Executive Vice President,     1998 to
                           of the Company          SunAmerica Retirement       present
                                                   Markets, Inc.
                                                   President & Vice            1995-1998
                                                   Chairman, Global Health
                                                   Network, LLC
                                                   Owner, P. Demko Company     1992-1995

Kevin J. Hart. . . .   45  Vice President    1999  Executive Vice President,     1995 to
                           of the Company          SunAmerica Retirement       present
                                                   Markets, Inc.
                                                   National Sales Manager      1991-1995
                                                   American Skandia Life
                                                   Assurance Corporation

Stewart R. Polakov .   40  Vice President    2000  Vice President,             1997-1999
                           of the Company          SunAmerica Financial
                                                   Director, Investment        1994-1997
                                                   Accounting of SAI
                                                   (Joined SAI in 1991)

Scott H. Richland. .   37  Vice President    1994  Senior Vice President       1997-1998
                           of the Company          and Treasurer of SAI
                           Senior Vice       1997  Vice President and          1995-1997
                           President of SAI        Treasurer of SAI
                                                   Vice President and          1994-1995
                                                   (Joined SAI in 1990)


________________________________________
*   Also  serves  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with  SunAmerica  Inc.

ITEM  11.  EXECUTIVE  COMPENSATION

     All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company. No executive officer of the Company earned allocated cash compensation in excess of $100,000. Eli Broad, Chairman, Chief Executive Officer and President of the Company, earned allocated cash compensation of $65,763.

     Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Company is an indirect wholly owned subsidiary of American International Group, Inc.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial  Statements  and  Financial  Statement  Schedules

     Reference  is  made  to  the  index  set  forth on page F-1 of this report.

EXHIBITS

Exhibit
   No                         Description
-----                         -----------

  2(a) Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), Anchor National Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI's 1998 Annual Report on Form 10-K, filed December 21, 1998.

  3(a)     Agreement  and Plan of Merger and Amended and Restated Certificate of
Incorporation are incorporated herein by reference to Exhibit 3(a) of the Company's 1997 Annual Report on Form 10-K, filed September 22, 1997.

  3(b)     Bylaws,  as  amended  January  1,  1996,  are  incorporated herein by reference to Exhibit 3(b) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.

  4(a)     Agreement  and Plan of Merger and Amended and Restated Certificate of
Incorporation, filed with the State of New York, Insurance Department, effective as of October 31, 1997. See Exhibit 3(a).

  4(b)     Bylaws,  as  amended  January  1,  1996.  See  Exhibit  3(b).

  27          Financial  Data  Schedule

REPORTS  ON  FORM  8-K

No current report on Form 8-K was filed during the three months ended December 31, 1999.


                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY

                         By/s/  N.  SCOTT  GILLIS
                         ------------------------
                         N.  Scott  Gillis
                         Senior  Vice  President  and  Director

March  30,  2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


      Signature                            Title                 Date
-------------------------------  -------------------------  --------------
/s/   ELI BROAD . . . . . . . .  Chairman, Chief Executive  March 30, 2000
-------------------------------
      Eli Broad . . . . . . . .  Officer and President
                                (Principal Executive Officer)

/s/   N. SCOTT GILLIS . . . . .  Senior Vice President and  March 30, 2000
-------------------------------
      N. Scott Gillis . . . . .  Director (Principal
                                 Financial Officer)

/s/   GREGORY M. OUTCALT. . . .  Senior Vice President      March 30, 2000
-------------------------------
      Gregory M. Outcalt. . . .  (Principal Accounting
                                  Officer)

/s/   JAY S. WINTROB. . . . . .  Executive Vice President   March 30, 2000
-------------------------------
      Jay S. Wintrob. . . . . .  and Director

/s/   JAMES R. BELARDI. . . . .  Senior Vice President      March 30, 2000
-------------------------------
      James R. Belardi. . . . .  and Director

/s/   MARC H. GAMSIN. . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Marc H. Gamsin. . . . . .  and Director

/s/   JANA W. GREER . . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Jana W. Greer . . . . . .  and Director

/s/   SUSAN L. HARRIS . . . . .  Senior Vice President,     March 30, 2000
-------------------------------
      Susan L. Harris . . . . .  Secretary and Director

/s/   EDWIN R. RAQUEL . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Edwin R. Raquel . . . . .  and Chief Actuary



                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                Number(s)
                                                               ------------
Report of Independent Accountants . . . . . . . . . . . . . .  F-2

Balance Sheet - December 31, 1999, December 31, 1998 and
  September 30, 1998. . . . . . . . . . . . . . . . . . . . .  F-3

Statement of Income and Comprehensive Income - Year Ended
  December 31, 1999, Three Months Ended December 31, 1998,
  Years Ended September 30, 1998 and 1997 . . . . . . . . . .  F-4

Statement of Cash Flows - Year Ended December 31, 1999, Three
  Months Ended December 31, 1998, Years Ended September 30,
  1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-5 to F-6

Notes to Financial Statements . . . . . . . . . . . . . . . .  F-7 to F-25


                         Report of Independent Accountants

To the Board of Directors and Shareholder of First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company (the "Company") at December 31, 1999, December 31, 1998 and September 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, for the three months ended December 31, 1998 and for each of the two fiscal years in the period ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


PricewaterhouseCoopers  LLP
Los  Angeles,  California
January  31,  2000


                           FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                        BALANCE SHEET

                                                        December  31,     At  September  30,
                                              ----------------------------------------------
                                                         1999            1998            1998
                                              ---------------  --------------  --------------
ASSETS

Investments:
  Cash and short-term investments. . . . . .  $   29,350,000   $   18,466,000  $   55,679,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    December 1999, $1,587,116,000;
    December 1998, $1,293,637,000;
    September 1998, $1,262,703,000). . . . .   1,522,921,000    1,313,390,000   1,303,872,000
  Mortgage loans . . . . . . . . . . . . . .     211,867,000      176,737,000     187,906,000
  Other invested assets. . . . . . . . . . .      42,604,000        6,539,000       6,859,000
                                              ---------------  --------------  --------------

  Total investments. . . . . . . . . . . . .   1,806,742,000    1,515,132,000   1,554,316,000

Variable annuity assets held in separate
  accounts . . . . . . . . . . . . . . . . .     558,605,000      344,619,000     271,865,000
Accrued investment income. . . . . . . . . .      24,076,000       18,169,000      19,853,000
Deferred acquisition costs . . . . . . . . .     137,637,000       96,918,000      87,074,000
Current income taxes receivable                    6,638,000              ---             ---
Deferred income taxes receivable                  18,275,000              ---             ---
Receivable from brokers for sales of
  securities                                             ---       30,597,000       6,661,000
Other assets . . . . . . . . . . . . . . . .       3,539,000        2,247,000       2,451,000
                                              ---------------  --------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . .  $2,555,512,000   $2,007,682,000  $1,942,220,000
                                              ===============  ==============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts . . .  $1,523,641,000   $1,432,558,000  $1,460,856,000
  Reserves for universal life insurance
    contracts                                    277,250,000              ---             ---
  Income taxes currently payable                         ---       10,144,000      10,177,000
  Payable to brokers for purchases
    of securities. . . . . . . . . . . . . .          63,000       19,806,000          60,000
  Other liabilities. . . . . . . . . . . . .      34,713,000       12,088,000       7,836,000
                                              ---------------  --------------  --------------

  Total reserves, payables
    and accrued liabilities. . . . . . . . .   1,835,667,000    1,474,596,000   1,478,929,000
                                              ---------------  --------------  --------------

Variable annuity liabilities related
  to separate accounts . . . . . . . . . . .     558,605,000      344,619,000     271,865,000
                                              ---------------  --------------  --------------

Deferred income taxes payable                            ---        3,792,000       5,371,000
                                              ---------------  --------------  --------------

Shareholder's equity:
  Common Stock . . . . . . . . . . . . . . .       3,000,000        3,000,000       3,000,000
  Additional paid-in capital . . . . . . . .     144,428,000      144,428,000     144,428,000
  Retained earnings. . . . . . . . . . . . .      42,409,000       34,737,000      31,361,000
  Accumulated other comprehensive income
    (loss) . . . . . . . . . . . . . . . . .     (28,597,000)       2,510,000       7,266,000
                                              ---------------  --------------  --------------

  Total shareholder's equity . . . . . . . .     161,240,000      184,675,000     186,055,000
                                              ---------------  --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .  $2,555,512,000   $2,007,682,000  $1,942,220,000
                                              ===============  ==============  ==============


                             See accompanying notes


                               FIRST SUNAMERICA LIFE INSURANCE COMPANY

                            STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                    Year  Ended  Three  Months  Ended  Years  Ended  September  30,
                                                                        ---------------------------
                                   December 31, 1999  December 31, 1998          1998          1997
                                   ---------------  ------------------- ------------  -------------
Investment income. . . . . . . . .  $      127,276,000   $ 28,010,000   $117,496,000   $ 65,559,000
                                    -------------------  -------------  -------------  -------------

Interest expense on:
  Fixed annuity contracts. . . . .         (76,114,000)   (18,406,000)   (80,624,000)   (45,765,000)
  Universal life insurance
    contracts                               (6,475,000)           ---            ---            ---
  Senior indebtedness                              ---         (1,000)      (109,000)      (589,000)
                                    -------------------  -------------  -------------  -------------

  Total interest expense . . . . .         (82,589,000)   (18,407,000)   (80,733,000)   (46,354,000)
                                    -------------------  -------------  -------------  -------------

NET INVESTMENT INCOME. . . . . . .          44,687,000      9,603,000     36,763,000     19,205,000
                                    -------------------  -------------  -------------  -------------

NET REALIZED INVESTMENT
  GAINS (LOSSES) . . . . . . . . .         (11,178,000)       797,000      4,690,000      5,020,000
                                    -------------------  -------------  -------------  -------------

Fee income:
  Variable annuity fees. . . . . .           6,600,000      1,189,000      3,607,000      1,712,000
  Universal life insurance
    fees                                     1,873,000            ---            ---            ---
  Surrender charges. . . . . . . .           3,296,000        662,000      4,350,000      1,809,000
                                    -------------------  -------------  -------------  -------------

TOTAL FEE INCOME . . . . . . . . .          11,769,000      1,851,000      7,957,000      3,521,000
                                    -------------------  -------------  -------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES . . . . . . . . . . . .          (7,871,000)    (1,548,000)    (3,301,000)    (3,222,000)
                                    -------------------  -------------  -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS. . . . . . . .         (22,664,000)    (5,046,000)   (17,120,000)   (10,386,000)
                                    -------------------  -------------  -------------  -------------

ANNUAL COMMISSIONS . . . . . . . .            (450,000)       (90,000)      (348,000)      (195,000)
                                    -------------------  -------------  -------------  -------------

PRETAX INCOME. . . . . . . . . . .          14,293,000      5,567,000     28,641,000     13,943,000

Income tax expense . . . . . . . .          (6,621,000)    (2,191,000)   (12,106,000)    (5,090,000)
                                    -------------------  -------------  -------------  -------------

NET INCOME . . . . . . . . . . . .           7,672,000      3,376,000     16,535,000      8,853,000

OTHER COMPREHENSIVE INCOME
  (LOSS), NET OF TAX:

Net unrealized gains (losses)
  on debt and equity securities
  available for sale:
    Net unrealized gains
      (losses) on debt and
      equity securities available
      for sale identified in
      the current period . . . . .         (32,333,000)    (4,094,000)     3,856,000      8,570,000
    Less reclassification
      adjustment for net
      realized (gains) losses
      included in net income . . .           1,226,000       (662,000)    (2,414,000)    (2,565,000)
                                    -------------------  -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME
  (LOSS) . . . . . . . . . . . . .         (31,107,000)    (4,756,000)     1,442,000      6,005,000
                                    -------------------  -------------  -------------  -------------

COMPREHENSIVE INCOME (LOSS). . . .  $      (23,435,000)  $ (1,380,000)  $ 17,977,000   $ 14,858,000
                                    ===================  =============  =============  =============

                             See accompanying notes


                                FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                        STATEMENT OF CASH FLOWS

                                     Year  Ended  Three  Months  Ended   Years  Ended  September  30,
                                                                        -----------------------------
                                     December 31, 1999 December 31, 1998          1998           1997
                                     ------------  -------------------  --------------  --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income. . . . . . . . . . .  $        7,672,000   $  3,376,000,   $  16,535,000   $   8,853,000
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Interest credited to:
        Fixed annuity contracts .          76,114,000      18,406,000      80,624,000      45,765,000
        Universal life insurance
          contracts                         6,475,000             ---             ---             ---
      Net realized investment
        (gains)losses . . . . . .          11,178,000        (797,000)     (4,690,000)     (5,020,000)
      Accretion of net
        discounts on investments.          (4,123,000)       (377,000)     (1,985,000)     (1,070,000)
      Amortization of goodwill. .             691,000          14,000          58,000          58,000
      Provision for deferred
        income taxes. . . . . . .          (5,317,000)        981,000        (389,000)        401,000
  Change in:
    Accrued investment income              (5,907,000)            ---             ---             ---
    Deferred acquisition costs. .           5,381,000       4,256,000       5,642,000      (4,215,000)
    Income taxes receivable/
      payable . . . . . . . . . .         (16,782,000)        (33,000)      7,941,000       2,535,000
    Other liabilities                      22,625,000             ---             ---             ---
    Other, net. . . . . . . . . .          (1,042,000)     (1,945,000)      8,472,000      (2,289,000)
                                   -------------------  --------------  --------------  --------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES. . . . . . . . . . .          96,965,000      23,881,000     112,208,000      45,018,000
                                   -------------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of:
    Bonds and notes . . . . . . .        (497,462,000)   (323,897,000)   (761,591,000)   (833,174,000)
    Mortgage loans                        (66,338,000)            ---     (82,256,000)            ---
    Other investments, excluding
      short-term investments                      ---             ---         (11,000)            ---
  Sales of:
    Bonds and notes . . . . . . .         399,790,000     271,632,000     864,763,000     561,887,000
    Mortgage loans                                ---             ---             ---      88,371,000
    Other investments, excluding
      short-term investments                  914,000             ---         494,000         140,000
  Redemptions and maturities of:
    Bonds and notes . . . . . . .          73,380,000      18,231,000      81,254,000      51,600,000
    Mortgage loans. . . . . . . .          31,188,000      11,253,000      24,501,000      13,535,000
    Other investments, excluding
      short-term investments                  580,000         320,000             ---          99,000
  Short-term investments received
    from Anchor National Life
    Insurance Company in
    assumption reinsurance
    transaction with MBL Life
    Assurance Corporation                 371,634,000             ---             ---             ---
                                   -------------------  --------------  --------------  --------------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES. . . . . .         313,686,000     (22,461,000)    127,154,000    (117,542,000)
                                   -------------------  --------------  --------------  --------------


                               FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                 STATEMENT OF CASH FLOWS (Continued)

                                     Year  Ended  Three  Months  Ended  Years  Ended  September  30,
                                                                      -----------------------------
                                  December 31, 1999  December 31, 1998         1998            1997
                                  -------------  -------------------  -------------  --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts . . .  $       36,249,000   $ 19,411,000   $ 130,851,000   $131,711,000
    Universal life insurance
      contracts                             4,790,000            ---             ---            ---
  Net exchanges from the fixed
    accounts of variable annuity
    contracts . . . . . . . . . .         (37,223,000)    (9,340,000)    (47,852,000)   (22,346,000)
  Withdrawal payments on:
    Fixed annuity contracts . . .        (350,019,000)   (49,744,000)   (221,629,000)   (88,229,000)
    Universal life insurance
      contracts                           (13,781,000)           ---             ---            ---
  Claims and annuity payments on:
    Fixed annuity contracts . . .         (39,783,000)    (7,697,000)    (36,892,000)   (13,774,000)
  Capital contributions received                  ---            ---             ---      5,000,000
  Net receipts from (repayments
    of) other short-term
    financings                                    ---      8,737,000     (23,970,000)    18,659,000
  Cession of non-annuity
    product lines                                 ---            ---     (34,776,000)           ---
                                   -------------------  -------------  --------------  -------------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES. . . . . .        (399,767,000)   (38,633,000)   (234,268,000)    31,021,000
                                   -------------------  -------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS. . .          10,884,000    (37,213,000)      5,094,000    (41,503,000)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD. . . . .          18,466,000     55,679,000      50,585,000      6,707,000

CASH AND SHORT-TERM INVESTMENTS
  OF JOHN ALDEN LIFE INSURANCE
  COMPANY OF NEW YORK AT DATE OF
  ACQUISITION                                     ---            ---             ---     85,381,000
                                   -------------------  -------------  --------------  -------------

CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD. . . . . . . .  $       29,350,000   $ 18,466,000   $  55,679,000   $ 50,585,000
                                   ===================  =============  ==============  =============

SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Interest paid on indebtedness    $              ---   $      1,000   $     109,000   $    589,000
                                   ===================  =============  ==============  =============

  Net income taxes paid            $       28,720,000   $        ---   $   5,439,000   $  2,154,000
                                   ===================  =============  ==============  =============

                             See accompanying notes

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.     NATURE  OF  OPERATIONS

First SunAmerica Life Insurance Company (the "Company") is a New York-domiciled life insurance company engaged primarily in the business of selling and administering fixed and variable annuities and universal life contracts in the State of New York.

The Company is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. At December 31, 1998, the Company was a wholly owned indirect subsidiary of SunAmerica Inc., a Maryland Corporation. On January 1, 1999, SunAmerica Inc. merged with and into AIG in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, immediately prior to the date of the merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named SunAmerica Holdings, Inc., a Delaware Corporation. SunAmerica Holdings, Inc. subsequently changed its name to SunAmerica Inc. ("SunAmerica").

     The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest, the strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.     BUSINESS  COMBINATION

On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY"). On October 31, 1997, JANY was merged with and into the Company. On the date of acquisition, JANY had assets having an aggregate fair value of $1,536,179,000, composed primarily of invested assets totaling $1,403,807,000. Liabilities assumed in this acquisition totaled $1,411,179,000, including $1,363,764,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $103,695,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet. The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method from the date of acquisition through the date of merger. The balance sheet at September 30, 1997 and the income statement and statement of cash flows for the year ended September 30,

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

2.     BUSINESS  COMBINATION  (Continued)

1997 have been restated from those originally contained in the September 30, 1997 Annual Report on Form 10-K to include the assets and liabilities of JANY and the results of JANY's operations and cash flows for the six-month period from April 1, 1997 through September 30, 1997. On a pro forma (unaudited) basis, assuming the acquisition and merger had occurred on October 1, 1996, the beginning of the earliest period presented herein, investment income would have been $117,059,000 and net income would have been $12,434,000 for the year ended September 30, 1997.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Certain items have been reclassified to conform to the current period's presentation.

Under generally accepted accounting principles, premiums collected on the non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company's statement of earnings, as they are recorded directly to policyholder liabilities upon receipt.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     INVESTED ASSETS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

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

     Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Other invested assets include real estate, which is reduced by impairment provisions, policy loans, which are carried at unpaid balances, and common stock, which is carried at fair value.

     Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been increased by $20,200,000 at December 31, 1999, and decreased by $15,900,000 at December 31, 1998, $30,000,000 at September 30, 1998
and  $31,200,000  at  September  30,  1997  for  this  adjustment.

     VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

     GOODWILL: Goodwill is amortized by using the straight-line method over a period of 25 years and is included in Other Assets in the balance sheet. There was no goodwill remaining at December 31, 1999.

     CONTRACTHOLDER RESERVES: Contractholder reserves for fixed annuity contracts and universal life insurance contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).

     FEE INCOME: Variable annuity fees, universal life insurance fees and surrender charges are recorded in income as earned.

     INCOME TAXES: The Company files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Its federal income tax return is consolidated with those of its direct parent, SunAmerica Life Insurance Company (the "Parent"), and its affiliate, Anchor National Life Insurance
Company ("ANLIC"). Income taxes have been calculated as if the Company filed a separate return. Deferred

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 was postponed by SFAS 137, and now will be effective for the Company as of January 1, 2001. Therefore it is not included in the accompanying financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted for the year ended December 31, 1999 and is included in Note 14 of the accompanying financial statements.

4.     FISCAL  YEAR  CHANGE

Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the financial statements include the results of operations for the transition period, which are not necessarily indicative of operations for a full year. The financial statements as of and for the three months ended December 31, 1998 were originally filed as the Company's unaudited Transition Report on Form 10-Q.

Results  for  comparable  prior  period  are  summarized  below.

                            Three  Months  Ended
                               December 31, 1997
                               ------------------
Investment income . . . . . .  $       29,882,000

Net investment income . . . .           8,547,000

Net realized investment gains           2,075,000

Total fee income. . . . . . .           1,653,000

Pretax income . . . . . . . .           7,193,000

Net income. . . . . . . . . .           4,274,000
                               ==================

5.     ACQUISITION

On December 31, 1998, ANLIC acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction,

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

ANLIC acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves.

Included in the block of business acquired from MBL Life were policies whose owners are residents of the State of New York ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement. As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company. On a pro forma basis, assuming the MBL Life acquisition had been consummated on October 1, 1996, the beginning of the earliest period presented here, investment income would have been $150,619,000, $164,183,000 and $112,246,000 for the year ended December 31, 1999 and the years ended September 30, 1998 and 1997, respectively. Net income would have been $9,364,000, $19,920,000 and $12,238,000 for the year ended December 31, 1999 and the years ended September 30, 1998 and 1997, respectively.

The $128,420,000 purchase price was allocated between the Company and ANLIC based on the estimated future gross profits of the two blocks of business. The portion allocated to the Company was $10,000,000.

As part of the Acquisition, the Company received $34,657,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. The enhancements are to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates. On December 31, 1999 the enhancement reserve for such payments totaled $35,807,000, which includes interest credited at 6.75% on the original reserve. Of this amount, $4,621,000 was credited to policyholders in February 2000 for the January 1, 2000 installment.


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.     INVESTMENTS

The amortized cost and estimated fair value of bonds and notes available for sale by major category follow:

                                                      Estimated
                                     Amortized             Fair
                                           Cost           Value
                                 --------------  --------------
AT DECEMBER 31, 1999:

Securities of the United States
  Government. . . . . . . . . .  $    1,479,000  $    1,347,000
Mortgage-backed securities. . .     602,095,000     574,247,000
Securities of public utilities.      41,758,000      41,071,000
Corporate bonds and notes . . .     667,450,000     637,985,000
Other debt securities . . . . .     274,334,000     268,271,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $1,587,116,000  $1,522,921,000
                                 ==============  ==============

AT DECEMBER 31, 1998:

Securities of the United States
  Government. . . . . . . . . .  $   10,230,000  $   10,263,000
Mortgage-backed securities. . .     534,759,000     546,409,000
Securities of public utilities.      78,396,000      80,442,000
Corporate bonds and notes . . .     567,623,000     573,599,000
Other debt securities . . . . .     102,629,000     102,677,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $1,293,637,000  $1,313,390,000
                                 ==============  ==============

AT SEPTEMBER 30, 1998:

Securities of the United States
  Government. . . . . . . . . .  $      518,000  $      549,000
Mortgage-backed securities. . .     454,934,000     472,557,000
Securities of public utilities.      81,525,000      84,711,000
Corporate bonds and notes . . .     658,674,000     677,717,000
Other debt securities . . . . .      67,052,000      68,338,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $1,262,703,000  $1,303,872,000
                                 ==============  ==============



                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.     INVESTMENTS  (Continued)

The amortized cost and estimated fair value of bonds and notes available for sale by contractual maturity, as of December 31, 1999, follow:

                                                             Estimated
                                             Amortized            Fair
                                                  Cost           Value
                                        --------------  --------------
Due in one year or less. . . . . . . .  $   47,125,000  $   46,887,000
Due after one year through five years.     299,033,000     295,798,000
Due after five years through ten years     445,835,000     419,857,000
Due after ten years. . . . . . . . . .     193,028,000     186,133,000
Mortgage-backed securities . . . . . .     602,095,000     574,246,000
                                        --------------  --------------

  Total. . . . . . . . . . . . . . . .  $1,587,116,000  $1,522,921,000
                                        ==============  ==============


Actual maturities of bonds and notes will differ from those shown above due to prepayments and redemptions. Gross unrealized gains and losses on bonds and notes available for sale by major category follow:

                                       Gross          Gross
                                  Unrealized     Unrealized
                                       Gains         Losses
                                 -----------  -------------
AT DECEMBER 31, 1999:

Securities of the United States
  Government. . . . . . . . . .  $     5,000  $   (137,000)
Mortgage-backed securities. . .      873,000   (28,721,000)
Securities of public utilities.       56,000      (743,000)
Corporate bonds and notes . . .    2,867,000   (32,332,000)
Other debt securities . . . . .      454,000    (6,517,000)
                                 -----------  -------------

  Total . . . . . . . . . . . .  $ 4,255,000  $(68,450,000)
                                 ===========  =============

AT DECEMBER 31, 1998:

Securities of the United States
  Government. . . . . . . . . .  $    35,000  $     (2,000)
Mortgage-backed securities. . .   13,104,000    (1,454,000)
Securities of public utilities.    2,585,000      (539,000)
Corporate bonds and notes . . .   18,094,000   (12,118,000)
Other debt securities . . . . .      748,000      (700,000)
                                 -----------  -------------

  Total . . . . . . . . . . . .  $34,566,000  $(14,813,000)
                                 ===========  =============

AT SEPTEMBER 30, 1998:

Securities of the United States
  Government                     $    31,000  $        ---
Mortgage-backed securities. . .   17,733,000      (110,000)
Securities of public utilities.    3,562,000      (376,000)
Corporate bonds and notes . . .   30,219,000   (11,176,000)
Other debt securities . . . . .    1,297,000       (11,000)
                                 -----------  -------------

  Total . . . . . . . . . . . .  $52,842,000  $(11,673,000)
                                 ===========  =============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

     Gross unrealized gains on equity securities available for sale aggregated $9,000 at December 31, 1998 and September 30, 1998 and $19,000 at September 30, 1997. There were no gross unrealized gains or losses on equity securities available for sale at December 31, 1999 and no gross unrealized losses at December 31, 1998, September 30, 1998 and September 30, 1997.

     Gross realized investment gains and losses on sales of investments are as follows:

                          Year  Ended Three Months  Ended Years  Ended  September  30,
                                                            --------------------------
                         December 31, 1999 December 31, 1998       1998          1997
                         ------------  -------------------  ------------  ------------
BONDS AND NOTES:
  Realized gains . . .  $        6,040,000   $ 4,290,000   $13,067,000   $ 6,441,000
  Realized losses. . .          (9,688,000)   (1,843,000)   (7,509,000)   (1,466,000)

MORTGAGE LOANS:
  Realized losses                      ---           ---      (289,000)      (15,000)

OTHER INVESTMENTS:
  Realized gains                   164,000           ---        22,000       140,000
  Realized losses                      ---           ---      (209,000)          ---

IMPAIRMENT WRITEDOWNS.          (7,694,000)   (1,650,000)     (392,000)      (80,000)
                        -------------------  ------------  ------------  ------------

  Total net realized
  investment gains
  (losses) . . . . . .  $      (11,178,000)  $   797,000   $ 4,690,000   $ 5,020,000
                        ===================  ============  ============  ============


The  sources  and  related  amounts  of  investment  income  are  as  follows:

                          Year  Ended Three Months  Ended Years  Ended  September  30,
                                                            --------------------------
                         December 31, 1999 December 31, 1998       1998          1997
                         ------------  -------------------  ------------  ------------
Short-term investments.  $        4,795,000  $ 1,122,000  $  2,340,000  $ 1,334,000
Bonds and notes . . . .         103,503,000   22,811,000   100,808,000   56,253,000
Mortgage loans. . . . .          17,139,000    3,980,000    13,901,000    7,714,000
Other invested assets .           1,839,000       97,000       447,000      258,000
                         ------------------  -----------  ------------  -----------

Total investment income  $      127,276,000  $28,010,000  $117,496,000  $65,559,000
                         ==================  ===========  ============  ===========


Expenses incurred to manage the investment portfolio amounted to $1,548,000 for the year ended December 31, 1999, $218,000 for the three months ended December 31, 1998, $814,000 for the year ended September 30, 1998 and $387,000 for the year ended September 30, 1997 and are included in General and Administrative Expenses in the income statement.

No investments in any one entity or its affiliates exceeded 10% of the Company's shareholder's equity at December 31, 1999.

At December 31, 1999, mortgage loans were collateralized by properties located in 33 states, with loans totaling approximately 34% of the aggregate carrying value of the portfolio secured by properties located in California, approximately 11% by properties located in New York and Michigan and no more than 5% of the portfolio was secured by properties located in any other single state.

     At December 31, 1999, bonds and notes included $123,849,000 of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at December 31, 1999.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

6.     INVESTMENTS  (Continued)

     At December 31, 1999, the carrying value of investments in default as to the payment of principal or interest was $1,760,000. Such nonperforming assets had an estimated fair value of $1,293,000.

     At December 31, 1999, $519,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

7.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

     RECEIVABLE  FROM  (PAYABLE TO) BROKERS FOR SALES (PURCHASES) OF SECURITIES:
Such obligations represent transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

     RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

7.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

     RESERVES FOR UNIVERSAL LIFE INSURANCE CONTRACTS: Universal life and single life premium contracts are assigned a fair value equal to current net surrender value.

VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

The estimated fair values of the Company's financial instruments at December 31, 1999, December 31, 1998 and September 30, 1998, compared with their respective carrying values, are as follows:

                                             Carrying               Fair
                                                Value              Value
                                       --------------     --------------

DECEMBER 31, 1999:
ASSETS:
  Cash and short-term investments. . .  $   29,350,000  $   29,350,000
  Bonds and notes. . . . . . . . . . .   1,522,921,000   1,522,921,000
  Mortgage loans . . . . . . . . . . .     211,867,000     211,197,000
  Variable annuity assets held in
    separate accounts. . . . . . . . .     558,605,000     558,605,000

LIABILITIES:
  Reserves for fixed annuity contracts   1,523,641,000   1,458,786,000
  Reserves for universal life
    insurance contracts. . . . . . . .     277,250,000     261,522,000
  Variable annuity liabilities related
    to separate accounts . . . . . . .     558,605,000     535,282,000
  Payable to brokers for purchase of
    securities . . . . . . . . . . . .          63,000          63,000
                                        ==============  ==============

DECEMBER 31, 1998:

ASSETS:
  Cash and short-term investments. . .  $   18,466,000  $   18,466,000
  Bonds and notes. . . . . . . . . . .   1,313,390,000   1,313,390,000
  Mortgage loans . . . . . . . . . . .     176,737,000     182,013,000
  Variable annuity assets held in
    separate accounts. . . . . . . . .     344,619,000     344,619,000
  Receivable from brokers for sales
    of securities. . . . . . . . . . .      30,597,000      30,597,000

LIABILITIES:
  Reserves for fixed annuity contracts   1,432,558,000   1,382,574,000
  Variable annuity liabilities related
    to separate accounts . . . . . . .     344,619,000     328,064,000
  Payable to brokers for purchase of
    securities . . . . . . . . . . . .      19,806,000      19,806,000
                                        ==============  ==============


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

7.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

                                            Carrying            Fair
                                               Value           Value
                                      --------------  --------------
SEPTEMBER 30, 1998:

ASSETS:
  Cash and short-term investments. .  $   55,679,000  $   55,679,000
  Bonds and notes. . . . . . . . . .   1,303,872,000   1,303,872,000
  Mortgage loans . . . . . . . . . .     187,906,000     194,471,000
  Variable annuity assets held in
    separate accounts. . . . . . . .     271,865,000     271,865,000
  Receivable from brokers for
    sales of securities. . . . . . .       6,661,000       6,661,000

LIABILITIES:
  Reserves for fixed annuity
    contracts. . . . . . . . . . . .   1,460,856,000   1,406,853,000
  Variable annuity liabilities
    related to separate accounts . .     271,865,000     256,623,000
  Payable to brokers for purchase of
    securities . . . . . . . . . . .          60,000          60,000
                                      ==============  ==============

8.     REINSURANCE

The business which was assumed from MBL Life is subject to existing reinsurance ceded agreements. The agreements, which represent predominantly yearly renewable term insurance, allow for maximum retention on any single life of $2,000,000. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. At December 31, 1999, a total reserve credit of $397,000 was taken against the life insurance reserves. With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

9.     CONTINGENT  LIABILITIES

The Company is involved in various kinds of litigation common to its business. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.

The Company's current financial strength and counterparty credit ratings from Standard & Poor's are based in part on a guarantee (the "Guarantee") of the Company's insurance policy obligations by American Home Assurance Company ("American Home"), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

9.     CONTINGENT  LIABILITIES  (Continued)

viewed as a strategically important member of AIG. The Guarantee is unconditional and irrevocable, and policyholders have the right to enforce the Guarantee directly against American Home.

The Company's current financial strength rating from Moody's is based in part on a support agreement between the Company and AIG (the "Support Agreement"), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholders' surplus of not less than $1 million or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligation of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the support agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

American Home does not publish financial statements, although it files statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and publishes annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

10.     SHAREHOLDER'S  EQUITY

     The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At December 31, 1999, December 31, 1998 and September 30, 1998, 300 shares were outstanding.

     Changes  in  shareholder's  equity  are  as  follows:

                          Year  Ended Three Months  Ended Years  Ended  September  30,
                                                            --------------------------
                         December 31, 1999 December 31, 1998       1998          1997
                         ------------  -------------------  ------------  ------------
ADDITIONAL PAID-IN
  CAPITAL:
  Beginning balances. . .  $      144,428,000   $144,428,000   $144,428,000   $ 14,428,000
  Additional paid-in
    capital acquired as
    a result of the
    merger with JANY                      ---            ---            ---    125,000,000
  Capital contributions
    received                              ---            ---            ---      5,000,000
                           -------------------  -------------  -------------  -------------

Ending balances . . . . .  $      144,428,000   $144,428,000   $144,428,000   $144,428,000
                           ===================  =============  =============  =============

RETAINED EARNINGS:
  Beginning balances. . .  $       34,737,000   $ 31,361,000   $ 14,826,000   $  5,973,000
  Net income. . . . . . .           7,672,000      3,376,000     16,535,000      8,853,000
                           -------------------  -------------  -------------  -------------

Ending balances . . . . .  $       42,409,000   $ 34,737,000   $ 31,361,000   $ 14,826,000
                           ===================  =============  =============  =============

ACCUMULATED OTHER
  COMPREHENSIVE INCOME
  (LOSS):
    Beginning balances. .  $        2,510,000   $  7,266,000   $  5,824,000   $   (181,000)
    Change in net
      unrealized gains
      (losses) on equity
      securities                       (9,000)           ---        (10,000)      (110,000)
    Change in net
      unrealized gains
      (losses) on bonds
      and notes available
      for sale. . . . . .         (83,948,000)   (21,416,000)     1,028,000     40,648,000
    Change in adjustment
      to deferred
      acquisition costs .          36,100,000     14,100,000      1,200,000    (31,300,000)
    Tax effects of net
      changes . . . . . .          16,750,000      2,560,000       (776,000)    (3,233,000)
                           -------------------  -------------  -------------  -------------

Ending balances . . . . .  $      (28,597,000)  $  2,510,000   $  7,266,000   $  5,824,000
                           ===================  =============  =============  =============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

10.     SHAREHOLDER'S  EQUITY  (Continued)

     For a life insurance company domiciled in the State of New York, no dividend may be distributed to any shareholder unless notice of the domestic insurer's intention to declare such dividend and the amount have been filed with the Superintendent of Insurance not less than 30 days in advance of such proposed declaration, or if the Superintendent disapproves the distribution of the dividend within the 30-day period. No dividends were paid in the year ended December 31, 1999, three months ended December 31, 1998 or the fiscal years ended 1998 or 1997.

     Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the years ended December 31, 1999, 1998 and 1997 was $14,210,000, $16,263,000 and $18,390,000,
respectively. The Company's statutory capital and surplus was $111,338,000 at December 31, 1999, $96,474,000 at December 31, 1998 and $94,239,000 at September
30,  1998.

11.     INCOME  TAXES

The components of the provisions for federal income taxes on pretax income consist of the following:

                            Net  realized
                              Investment
                             Gains (Losses)   Operations         Total
                             ---------------  -----------  ------------
December 31, 1999:

Currently payable . . . . .  $    2,345,000   $ 9,593,000  $11,938,000
Deferred. . . . . . . . . .      (6,772,000)    1,455,000   (5,317,000)
                             ---------------  -----------  ------------

  Total income tax expense
    (benefit) . . . . . . .  $   (4,427,000)  $11,048,000  $ 6,621,000
                             ===============  ===========  ============

December 31, 1998:

Currently payable . . . . .  $    1,165,000   $    45,000  $ 1,210,000
Deferred. . . . . . . . . .        (595,000)    1,576,000      981,000
                             ---------------  -----------  ------------

  Total income tax expense.  $      570,000   $ 1,621,000  $ 2,191,000
                             ===============  ===========  ============

September 30, 1998:

Currently payable . . . . .  $    2,711,000   $ 9,784,000  $12,495,000
Deferred. . . . . . . . . .        (515,000)      126,000     (389,000)
                             ---------------  -----------  ------------

  Total income tax expense.  $    2,196,000   $ 9,910,000  $12,106,000
                             ===============  ===========  ============

September 30, 1997:

Currently payable . . . . .  $    1,790,000   $ 2,899,000  $ 4,689,000
Deferred. . . . . . . . . .         (11,000)      412,000      401,000
                             ---------------  -----------  ------------

  Total income tax expense.  $    1,779,000   $ 3,311,000  $ 5,090,000
                             ===============  ===========  ============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

11.     INCOME  TAXES  (Continued)

     Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                          Year  Ended Three Months  Ended Years  Ended  September  30,
                                                            --------------------------
                         December 31, 1999 December 31, 1998       1998          1997
                         ------------  -------------------  ------------  ------------
Amount computed at
  statutory rate . . . .  $        4,984,000   $1,949,000  $10,024,000  $4,880,000
Increases (decreases)
  resulting from:
    Amortization of
      differences
      between book and
      tax bases of net
      assets acquired. .             223,000        5,000       20,000      20,000
    State income taxes,
      net of federal
      tax benefit. . . .           1,817,000      237,000    2,042,000     200,000
    Dividend received
      deduction                     (263,000)         ---          ---         ---
    Other, net                      (140,000)         ---       20,000     (10,000)
                          -------------------  ----------  -----------  -----------

    Total income tax
      expense. . . . . .  $        6,621,000   $2,191,000  $12,106,000  $5,090,000
                          ===================  ==========  ===========  ===========

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

11.     INCOME  TAXES  (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the (receivable) liability for Deferred Income Taxes are as follows:

                                                   December  31,  September  30,
                                     -------------------------------------------
                                              1999           1998           1998
                                     -------------  -------------  -------------
DEFERRED TAX LIABILITIES:
  Investments                        $        ---   $  1,517,000   $  1,782,000
  Deferred acquisition costs. . . .    22,643,000     29,018,000     29,505,000
  Net unrealized gains on debt and
    equity securities available for
    sale                                      ---      1,347,000      3,912,000
  Other liabilities . . . . . . . .        44,000         46,000         46,000
                                     -------------  -------------  -------------

  Total deferred tax liabilities. .    22,687,000     31,928,000     35,245,000
                                     -------------  -------------  -------------

DEFERRED TAX ASSETS:
  Contractholder reserves . . . . .   (18,026,000)   (18,550,000)   (18,535,000)
  State income taxes                          ---        (79,000)       (79,000)
  Net unrealized losses on debt and
    equity securities available for
    sale                              (15,398,000)           ---            ---
  Other assets. . . . . . . . . . .    (7,538,000)    (9,507,000)   (11,260,000)
                                     -------------  -------------  -------------

  Total deferred tax assets . . . .   (40,962,000)   (28,136,000)   (29,874,000)
                                     -------------  -------------  -------------

  Deferred income taxes . . . . . .  $(18,275,000)  $  3,792,000   $  5,371,000
                                     =============  =============  =============

12.     COMPREHENSIVE  INCOME

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

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

12.     COMPREHENSIVE  INCOME  (Continued)

The before tax, after tax, and tax (expense) benefit amounts for each component of the (decrease) increase in unrealized gains or losses on debt and equity securities available for sale for both the current and prior periods are summarized below:

                                                  Tax  Benefit
                                 Before  Tax        (Expense)      Net  of  Tax
                                -------------      -----------     -------------

Year  ended  December  31,
1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $(93,613,000)  $ 32,765,000   $(60,848,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .    43,869,000    (15,354,000)    28,515,000
                                    -------------  -------------  -------------

  Subtotal . . . . . . . . . . . .   (49,744,000)    17,411,000    (32,333,000)
                                    -------------  -------------  -------------

  Reclassification adjustment for:
    Net realized losses included
    in net income. . . . . . . . .     9,656,000     (3,380,000)     6,276,000

    Related change in deferred
    acquisition costs. . . . . . .    (7,769,000)     2,719,000     (5,050,000)
                                    -------------  -------------  -------------
    Total reclassification
    adjustment . . . . . . . . . .     1,887,000       (661,000)     1,226,000
                                    -------------  -------------  -------------

  Total other comprehensive loss .  $(47,857,000)  $ 16,750,000   $(31,107,000)
                                    =============  =============  =============


Three  months  ended  December  31,
1998:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $(17,664,000)  $ 6,182,000   $(11,482,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .    11,367,000    (3,979,000)     7,388,000
                                    -------------  ------------  -------------

  Subtotal . . . . . . . . . . . .    (6,297,000)    2,203,000     (4,094,000)
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
    in net income. . . . . . . . .    (3,752,000)    1,314,000     (2,438,000)

    Related change in deferred
    acquisition costs. . . . . . .     2,733,000      (957,000)     1,776,000
                                    -------------  ------------  -------------
    Total reclassification
    adjustment . . . . . . . . . .    (1,019,000)      357,000       (662,000)
                                    -------------  ------------  -------------

  Total other comprehensive loss .  $ (7,316,000)  $ 2,560,000   $ (4,756,000)
                                    =============  ============  =============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                               Tax  Benefit
                              Before  Tax        (Expense)       Net  of  Tax
                              -------------      ----------     -------------

Fiscal  Year  ended  September  30,
1998:
  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $ 17,664,000   $(6,182,000)  $ 11,482,000

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .   (11,732,000)    4,106,000     (7,626,000)
                                    -------------  ------------  -------------

  Subtotal . . . . . . . . . . . .     5,932,000    (2,076,000)     3,856,000
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized gains included
    in net income. . . . . . . . .   (16,646,000)    5,826,000    (10,820,000)

    Related change in deferred
      acquisition costs. . . . . .    12,932,000    (4,526,000)     8,406,000
                                    -------------  ------------  -------------
    Total reclassification
    adjustment . . . . . . . . . .    (3,714,000)    1,300,000     (2,414,000)
                                    -------------  ------------  -------------

  Total other comprehensive income  $  2,218,000   $  (776,000)  $  1,442,000
                                    =============  ============  =============



Fiscal  Year  ended  September  30,
1997:
  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period . . . . . . . . .  $ 45,904,000   $(16,066,000)  $ 29,838,000

  Increase in deferred acquisition
    cost adjustment identified in
    the current period . . . . . .   (32,720,000)    11,452,000    (21,268,000)
                                    -------------  -------------  -------------

  Subtotal . . . . . . . . . . . .    13,184,000     (4,614,000)     8,570,000
                                    -------------  -------------  -------------

  Reclassification adjustment for:
    Net realized gains included
    in net income. . . . . . . . .    (5,366,000)     1,878,000     (3,488,000)

    Related change in deferred
    acquisition costs. . . . . . .     1,420,000       (497,000)       923,000
                                    -------------  -------------  -------------
    Total reclassification
    adjustment . . . . . . . . . .    (3,946,000)     1,381,000     (2,565,000)
                                    -------------  -------------  -------------

  Total other comprehensive income  $  9,238,000   $  (3,233,00)  $  6,005,000
                                    =============  =============  =============

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

13.     RELATED-PARTY  MATTERS

     The Company pays commissions to six affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp., Financial Services Corp., Sentra
Securities Corp., Spelman & Co. Inc. and Royal Alliance Associates, Inc. Commissions paid to these broker-dealers totaled $1,976,000 in the year ended December 31, 1999, $615,000 in the three months ended December 31, 1998, $3,855,000 in the year ended 1998 and $4,486,000 in the year ended 1997. These broker-dealers represent a significant portion of the Company's business, amounting to 37.5%, 27.8%, 33.0% and 38.9% of premiums in the year ended December 31, 1999, three months ended December 31, 1998, and the years ended September 30, 1998 and 1997, respectively. One unaffiliated broker-dealer was responsible for 25% of total premiums in the year ended December 31, 1999 and no other single unaffiliated broker-dealer was responsible for more than 8% of total premiums in the year ended December 31, 1999.

The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, whose purpose is to provide services to the Company and its affiliates. Amounts paid for such services totaled $7,959,000 for the year ended December 31, 1999, $1,631,000 for the three months ended December 31, 1998, $3,877,000 for the year ended September 30, 1998 and $2,454,000 for the year ended September 30, 1997. The marketing components of such costs during these periods amounted to $2,907,000, $630,000, $1,877,000 and $1,223,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of these costs are included in General and Administrative Expenses in the income statement.

     During the year ended September 30, 1997, the Company sold one bond with a book value of $2,072,000 to SunAmerica. The Company recorded a net gain of $83,000 on the transaction.