Form 10-Q
period 2000-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2000-05-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2000


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 11, 2000 WAS AS FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding



                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                    Page
                                                                  Number(s)
                                                                  ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      March 31, 2000 and December 31, 1999 . . . . . . . . . . .          3

      Statement of Income and Comprehensive Income (Unaudited)-
      Three Months Ended March 31, 2000 and 1999 . . . . . . . .          4

      Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 2000 and 1999 . . . . . . . .        5-6

      Notes to Financial Statements (Unaudited). . . . . . . . .          7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .       8-20

      Quantitative and Qualitative Disclosures About Market
      Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .         21

Part II - Other Information. . . . . . . . . . . . . . . . . . .         22


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)

                                                  March  31,   December  31,
                                                        2000            1999
                                              --------------  --------------

ASSETS

Investments:
  Cash and short-term investments. . . . . .  $   50,708,000   $   29,350,000
  Bonds and notes available for sale,
    at fair value (amortized cost:
    March 2000, $1,485,661,000
    December 1999, $1,587,116,000) . . . . .   1,411,658,000    1,522,921,000
  Mortgage loans . . . . . . . . . . . . . .     208,564,000      211,867,000
  Other invested assets. . . . . . . . . . .      41,588,000       42,604,000
                                              ---------------  ---------------

  Total investments. . . . . . . . . . . . .   1,712,518,000    1,806,742,000

Variable annuity assets held in separate
  accounts . . . . . . . . . . . . . . . . .     612,091,000      558,605,000
Accrued investment income. . . . . . . . . .      20,484,000       24,076,000
Deferred acquisition costs . . . . . . . . .     134,943,000      137,637,000
Current income taxes . . . . . . . . . . . .       7,454,000        6,638,000
Deferred income taxes. . . . . . . . . . . .      20,063,000       18,275,000
Other assets . . . . . . . . . . . . . . . .       3,124,000        3,539,000
                                              ---------------  ---------------

TOTAL ASSETS . . . . . . . . . . . . . . . .  $2,510,677,000   $2,555,512,000
                                              ===============  ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts . . .  $1,445,716,000   $1,523,641,000
  Reserves for universal life insurance
    contracts. . . . . . . . . . . . . . . .     274,113,000      277,250,000
  Other liabilities. . . . . . . . . . . . .      19,670,000       34,776,000
                                              ---------------  ---------------

  Total reserves, payable and accrued
    liabilities. . . . . . . . . . . . . . .   1,739,499,000    1,835,667,000
                                              ---------------  ---------------

Variable annuity liabilities related to
  separate accounts. . . . . . . . . . . . .     612,091,000      558,605,000
                                              ---------------  ---------------

Shareholder's equity:
  Common Stock . . . . . . . . . . . . . . .       3,000,000        3,000,000
  Additional paid-in capital . . . . . . . .     144,428,000      144,428,000
  Retained earnings. . . . . . . . . . . . .      46,956,000       42,409,000
  Accumulated other comprehensive loss . . .     (35,297,000)     (28,597,000)
                                              ---------------  ---------------

  Total shareholder's equity . . . . . . . .     159,087,000      161,240,000
                                              ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .  $2,510,677,000   $2,555,512,000
                                              ===============  ===============


                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                       2000           1999
                                               ------------  -------------
Investment income . . . . . . . . . . . . . .  $ 33,330,000   $ 28,047,000
                                               -------------  -------------

Interest expense on:
  Fixed annuity contracts . . . . . . . . . .   (18,305,000)   (17,533,000)
  Universal life insurance contracts             (3,132,000)           ---
                                               -------------  -------------

  Total interest expense. . . . . . . . . . .   (21,437,000)   (17,533,000)
                                               -------------  -------------

NET INVESTMENT INCOME . . . . . . . . . . . .    11,893,000     10,514,000
                                               -------------  -------------

NET REALIZED INVESTMENT GAINS
  (LOSSES). . . . . . . . . . . . . . . . . .    (1,513,000)       153,000
                                               -------------  -------------

Fee income:
  Variable annuity fees . . . . . . . . . . .     2,204,000      1,369,000
  Universal life insurance fees                     500,000            ---
  Surrender charges . . . . . . . . . . . . .       772,000        643,000
                                               -------------  -------------

TOTAL FEE INCOME. . . . . . . . . . . . . . .     3,476,000      2,012,000
                                               -------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES . . . . .    (1,448,000)    (1,010,000)
                                               -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS . . . . . . . . . . . . .    (4,809,000)    (5,100,000)
                                               -------------  -------------

ANNUAL COMMISSIONS. . . . . . . . . . . . . .      (173,000)       (82,000)
                                               -------------  -------------

PRETAX INCOME . . . . . . . . . . . . . . . .     7,426,000      6,487,000

Income tax expense. . . . . . . . . . . . . .    (2,879,000)    (2,666,000)
                                               -------------  -------------


NET INCOME. . . . . . . . . . . . . . . . . .     4,547,000      3,821,000


OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Net unrealized losses on debt and equity
    securities available for sale identified
    in the current period (net of income tax
    benefit of $3,971,000 for 2000 and
    $1,435,000 for 1999). . . . . . . . . . .    (7,375,000)    (2,666,000)
  Less reclassification adjustment for net
    realized losses (gains) included in net
    income (net of income tax expense of
    $363,000 for 2000 and income tax benefit
    of $17,000 for 1999). . . . . . . . . . .       675,000        (30,000)
                                               -------------  -------------

  OTHER COMPREHENSIVE LOSS. . . . . . . . . .    (6,700,000)    (2,696,000)
                                               -------------  -------------

COMPREHENSIVE INCOME (LOSS) . . . . . . . . .  $ (2,153,000)  $  1,125,000
                                               =============  =============


                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                      2000            1999
                                              ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .  $  4,547,000   $   3,821,000
Adjustments to reconcile net income to get
  cash provided by operating activities:
    Interested credited to:
      Fixed annuity contracts. . . . . . . .    18,305,000      17,533,000
      Universal life insurance contracts         3,132,000             ---
      Net realized investment losses (gains)     1,513,000        (153,000)
      Accretion of net discounts on
        investments. . . . . . . . . . . . .      (999,000)       (725,000)
    Amortization of goodwill                           ---          15,000
    Provision for deferred income taxes          1,820,000             ---
Change in:
  Accrued investment income. . . . . . . . .     3,592,000      (1,206,000)
  Deferred acquisition costs . . . . . . . .     2,194,000       3,001,000
  Income taxes currently payable . . . . . .      (816,000)      2,266,000
  Other liabilities. . . . . . . . . . . . .    (7,158,000)      2,679,000
Other, net . . . . . . . . . . . . . . . . .     1,653,000        (102,000)
                                              -------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES. .    27,783,000      27,129,000
                                              -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of:
  Bonds and notes. . . . . . . . . . . . . .    (7,986,000)   (124,947,000)
  Mortgage loans . . . . . . . . . . . . . .       (26,000)    (31,000,000)
Sales of:
  Bonds and notes. . . . . . . . . . . . . .    83,497,000     158,107,000
  Other investments, excluding short-term
    investments. . . . . . . . . . . . . . .       485,000         915,000
Redemptions and maturities of:
  Bonds and notes. . . . . . . . . . . . . .    25,214,000      19,999,000
  Mortgage loans . . . . . . . . . . . . . .     3,460,000      10,463,000
  Other investments, excluding short-term
    investments. . . . . . . . . . . . . . .       617,000         384,000
                                              -------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES. .   105,261,000      33,921,000
                                              -------------  --------------


                             See accompanying notes


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                  2000          1999
                                         -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
  Fixed annuity contracts . . . . . . .  $   6,841,000   $ 16,178,000
  Universal life insurance contracts         2,382,000            ---
  Net exchanges from the fixed accounts
    of variable annuity contracts . . .    (13,524,000)    (9,995,000)
Withdrawal payments on:
  Fixed annuity contracts . . . . . . .    (76,762,000)   (36,618,000)
  Universal life insurance contracts        (8,217,000)           ---
  Claims and annuity payments on fixed
    annuity contracts . . . . . . . . .    (14,458,000)    (6,620,000)
Net receipts from other short-term
  financings. . . . . . . . . . . . . .     (7,948,000)    (1,252,000)
                                         --------------  -------------

NET CASH USED BY FINANCING ACTIVITIES .   (111,686,000)   (38,307,000)
                                         --------------  -------------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS . . . . . . . . . . . . .     21,358,000     22,743,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD . . . . . . . . .     29,350,000     18,466,000
                                         --------------  -------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD . . . . . . . . . . . .  $  50,708,000   $ 41,209,000
                                         ==============  =============


SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid . . . . . . . . .  $   1,875,000   $  1,600,000
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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999, the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain items have been reclassified to conform to the current period's presentation.

2.     RECENTLY  ISSUED  ACCOUNTING  STANDARD
       --------------------------------------

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

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended March 31, 2000 ("2000") and March 31, 1999 ("1999") follows.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $4.5 million in 2000, compared with $3.8 million in 1999. On July 1, 1999, the Company acquired the New York individual life and individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 2000 and 1999 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1999, the beginning of the prior-year period discussed herein, net income would have been $4.1 million for the three months ended March 31, 1999.

     PRETAX INCOME totaled $7.4 million in 2000 and $6.5 million in 1999. The 12.6% improvement in 2000 over 1999 resulted primarily from an increase in net investment income, increased variable annuity and universal life insurance fees and decreased deferred acquisition costs, offset slightly by increased realized losses and general and administrative expenses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $11.9 million in 2000 from $10.5 million in 1999. These amounts equal 2.61% on average invested assets (computed on a daily basis) of $1.83 billion in 2000 and 2.82% on average invested assets of $1.49 billion in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, net investment income on related average invested assets would have been 1.98% in 1999. The improvement in 2000 net investment yields over both actual and pro forma 1999 amounts reflects the redeployment of lower yielding assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $66.7 million in 2000 and $71.2 million in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.42% in 2000 and 2.58% in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the spread difference would have been 1.86% in 1999, reflecting primarily the effect of the lower yielding assets received in the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.

     Investment income (and the related yield on average invested assets) totaled $33.3 million (7.30%) in 2000 and $28.0 million (7.52%) in 1999. The decrease in the investment yield in 2000 as compared with 1999 principally reflect the effects of lower yielding assets received in the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the yield on related average invested assets would have been 6.87% in 1999.

     Total interest expense equaled $21.4 million in 2000, compared with $17.5 million in 1999. The average rate paid on all interest-bearing liabilities was 4.88% in 2000 compared with 4.94% in 1999. Interest-bearing liabilities averaged $1.76 billion in 2000 and $1.42 billion in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the average rate paid on all interest-bearing liabilities would have been 5.01% and interest-bearing liabilities would have averaged $2.26 billion in 1999. The decrease in the overall rates paid in 2000 results primarily from the continued reduction of crediting rates on certain closed blocks of business and the effects of the Acquisition.

     GROWTH IN AVERAGE INVESTED ASSETS largely resulted from the impact of the Acquisition, from which the Company acquired $678.3 million of invested assets. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts to the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $9.2 million in 2000 and $16.2 million in 1999 and are largely premiums for the fixed accounts of variable annuities. Such premiums have decreased, in part, as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements. On an annualized basis, these premiums represent 2% and 5%, respectively, of the related reserve balances at the beginning of the respective periods.

     NET REALIZED INVESTMENT LOSSES totaled $1.5 million in 2000, compared with net realized investment gains of $0.2 million in 1999. Net realized investment losses in 2000 include impairment writedowns of $1.2 million and net realized investment gains in 1999 include impairment writedowns of $0.6 million. Thus, net losses from sales and redemptions of investments totaled $0.3 million in 2000, compared to net gains from sales and redemptions of investments of $0.8 million in 1999.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $85.5 million in 2000 and $158.6 million in 1999. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.06% and 0.21% of average invested assets in 2000 and 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include provisions applied to bonds in 2000 and 1999. On an annualized basis, impairment writedowns represent 0.27% and 0.17% of related average invested assets for 2000 and 1999, respectively. For the twenty quarters beginning April 1, 1995, impairment writedowns as a percent of average invested assets have ranged up to 0.86% and have averaged 0.16%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.2 million in 2000 and $1.4 million in 1999. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to increased market values, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and the receipt of variable annuity premiums, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in 2000 and 1999. Variable annuity assets averaged $574.0 million during 2000 and $358.1 during 1999, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $9.9 million and $12.2 million in 2000 and 1999, respectively. On an annualized basis, these amounts represent 7% and 14%, respectively of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $17.0 million and $26.3 million in 2000 and 1999, respectively. Variable annuity product sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offer investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 2000, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES result from the acquisition of universal life insurance contract reserves and the ongoing receipt of renewal premiums on such contracts, and comprise mortality charges, up-front fees earned on premiums received and administrative fees on such contracts. Universal life insurance fees amounted to $0.4 million in the first three months of 2000. Such fees annualized represent 0.7% of average reserves for universal life insurance contracts for 2000. Since the Acquisition occurred on July 1, 1999, there were no such fees earned in 1999.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $0.8 million in 2000 and $0.6 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $93.2 million in 2000 (including $21.7 million attributable to the Acquisition) compared to $41.9 million in 1999. Annualized, these payments represent 16.4% (3.8% attributable to the Acquisition) and 9.8% for 2000 and 1999, respectively, of averaged fixed and variable annuity and universal life reserves. Excluding the effects of the Acquisition, withdrawal payments represent 14.6% of related average fixed and variable annuity reserves in 2000. The increase in withdrawal rates in 2000 as compared to 1999 is due primarily to increased surrenders on certain closed blocks of business.

Withdrawals include variable annuity payments from the separate accounts totaling $8.2 million (5.8% of average variable annuity reserves) and $5.9 million (6.6% of average variable annuity reserves) in 2000 and 1999, respectively. Consistent with the assumptions used in connection with the Acquisition, management anticipates that the level of withdrawal payments will reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired business.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.4 million in 2000 and $1.0 million in 1999. The increase in 2000 over 1999 principally reflects increased costs related to the business acquired in the Acquisition, and expenses related to servicing the Company's growing block of variable annuity policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.8 million (including $0.1 million attributable to the Acquisition), in 2000, compared with $5.1 million in 1999.

     ANNUAL COMMISSIONS represent renewal commissions, including those paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $173,000 in 2000 and $82,000 in 1999.

     INCOME TAX EXPENSE totaled $2.9 million in 2000, compared with $2.7 million in 1999, representing effective annualized tax rates of 39% and 41%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $159.1 million at March 31, 2000 from $161.2 million at December 31, 1999, primarily due to a $6.7 million increase in accumulated other comprehensive loss offset by $4.5 million of net income recorded in 2000.

     INVESTED ASSETS at March 31, 2000 totaled $1.71 billion compared with $1.81 billion at December 31, 1999. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds and notes (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 82% of the Company's total investment portfolio at March 31, 2000, had an amortized cost that was $74.0 million greater than its aggregate fair value at March 31, 2000 and $64.2 million greater than its aggregated fair value at December 31, 1999. The net unrealized losses on the Bond Portfolio in 2000 principally reflect the recent increases in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2000.

     At March 31, 2000 the Bond Portfolio included $1.39 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $17.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2000, approximately $1.28 billion of the Bond Portfolio was investment grade, including $573.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At March 31, 2000, the Bond Portfolio included $126.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.0% of the Company's total assets and 7.1% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material issuer concentrations of non-investment-grade securities at March 31, 2000.

     The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 2000.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                           Issues  not  rated  by  S&P/Moody's
   Issues  Rated  by  S&P/Moody's/DCR/Fitch     DCR/Fitch,  by  NAIC  Category                                Total
-------------------------------------------    -------------------------------   ----------------------------------
S&P/(Moody's)                     Estimated        NAIC              Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair    category  Amortized        fair   Amortized        fair     invested
 category (1)              cost       value         (2)       cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (A11 to A3)
  [AAA to A-]
  {AAA to A-} . . .  $1,032,296  $  994,474         1   $   49,810  $   48,778  $1,082,106  $1,043,252       58.40%

BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     174,144     166,929         2       76,112      74,756     250,256     241,685       13.53

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           22,819      15,991         3          ---         ---      22,819      15,991        0.90

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .     115,649      99,805         4        8,419       7,881     124,068     107,686        6.03

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}            6,400       3,032         5          ---         ---       6,400       3,032        0.17

CI to D
  [DD]
  {D}                       ---         ---         6           12          12          12          12
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $1,351,308  $1,280,231             $  134,353  $  131,427  $1,485,661  $1,411,658
                     ==========  ==========             ==========  ==========  ==========  ==========

Footnotes  appear  on  the  following  page.

     Footnotes  to  the  table  of  Rated  Bonds  by  Rating  Classification
     -----------------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's DCR and Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $17.4 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $95.1 million at March 31, 2000. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 2000, Secured Loans consisted of $63.7 million of privately traded securities and $31.4 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 10 industries, with 27% of these assets concentrated in utilities and 7% concentrated in technology. No other industry concentration constituted more than 5% of these assets.

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

     MORTGAGE LOANS aggregated $208.6 million at March 31, 2000 and consisted of 145 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 32 states. Approximately 41% of this portfolio was office, 25% was retail, 12% was industrial, 11% was multifamily residential and 11% was other types. At March 31, 2000, approximately 34% of this portfolio was secured by properties located in California, approximately 11% by properties located in New York and Michigan and no more than 5% of this portfolio was secured by properties located in any other single state. At March 31, 2000, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 5% of this portfolio, and approximately 35% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2003. During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2000, approximately 55% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards utilized, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 81% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at March 31, 2000.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds and notes; and mortgage loans. At March 31, 2000, these assets had an aggregate fair value of $1.68 billion with a duration of 3.8. The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts. At March 31, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.58 billion with a duration of 3.6. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their March 31, 2000 levels is a loss of approximately $3.6 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company's policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody's. The Company continually monitors its credit exposure with respect to these agreements. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.2 million at March 31, 2000 and constituted 0.3% of total invested assets. At December 31, 1999 defaulted investments totaled $1.8 million and constituted 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 2000, approximately $1.21 billion of the Company's Bond Portfolio had an aggregate unrealized loss of $77.1 million, while approximately $199.2 million of the Bond Portfolio had an aggregate unrealized gain of $3.1 million. In addition, the Company's investment portfolio currently provides approximately $17.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2000.

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

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     Not  applicable.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------



EXHIBITS


Exhibit
  No.                    Description
-----                    -----------

 27                Financial  Data  Schedule


REPORTS  ON  FORM  8-K

No Current Reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY
                         -------------------------------------------
                         Registrant



Date:  May  12,  2000     /s/  N.  SCOTT  GILLIS
---------------------     ----------------------
                          N.  Scott  Gillis
                          Senior  Vice  President
                           (Principal  Financial
                            Officer)



Date:  May  12,  2000     /s/  MAURICE  S.  HEBERT
---------------------     ------------------------
                          Maurice  S.  Hebert
                          Vice  President  and
                            Controller  (Principal
                            Accounting  Officer)

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
  No.                    Description
-----                    -----------

 27               Financial  Data  Schedule.