Form 10-Q
period 2000-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2000-08-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2000


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON AUGUST 15, 2000 WAS AS FOLLOWS:

Common  Stock  (par  value  $10,000.00 per share)         300 shares outstanding



                     FIRST SUNAMERICA LIFE INSURANCE COMPANY

                                      INDEX




                                                                    Page
                                                                  Number(s)
                                                                  ---------
Part I - Financial Information

      Balance Sheet (Unaudited) -
      June 30, 2000 and December 31, 1999. . . . . . . . . . . .          3

      Statement of Income and Comprehensive Income (Unaudited)-
      Three Months and Six Months Ended June 30, 2000 and 1999 .          4

      Statement of Cash Flows (Unaudited) -
      Six Months Ended June 30, 2000 and 1999. . . . . . . . . .        5-6

      Notes to Financial Statements (Unaudited). . . . . . . . .          7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .       8-21

      Quantitative and Qualitative Disclosures About Market
      Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .         22

Part II - Other Information. . . . . . . . . . . . . . . . . . .         23

                           FIRST SUNAMERICA LIFE INSURANCE COMPANY
                                        BALANCE SHEET
                                         (Unaudited)

                                                   June  30,    December  31,
                                                        2000             1999
                                             ---------------  ---------------

ASSETS

Investments:
  Cash and short-term investments . . . . .  $   16,203,000   $   29,350,000
  Bonds, notes and redeemable preferred
    stocks available for sale, at fair
    value (amortized cost: June 2000,
    $1,404,776,000; December 1999,
    $1,587,116,000)                           1,318,499,000     1,522,921,000
  Mortgage loans. . . . . . . . . . . . . .     198,757,000      211,867,000
  Other invested assets . . . . . . . . . .      40,847,000       42,604,000
                                             ---------------  ---------------

  Total investments . . . . . . . . . . . .   1,574,306,000    1,806,742,000

Variable annuity assets held in separate
  accounts. . . . . . . . . . . . . . . . .     609,184,000      558,605,000
Accrued investment income . . . . . . . . .      20,875,000       24,076,000
Deferred acquisition costs. . . . . . . . .     129,847,000      137,637,000
Current income taxes. . . . . . . . . . . .      10,292,000        6,638,000
Deferred income taxes . . . . . . . . . . .      21,744,000       18,275,000
Other assets. . . . . . . . . . . . . . . .       3,028,000        3,539,000
                                             ---------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . . .  $2,369,276,000   $2,555,512,000
                                             ===============  ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts. . .  $1,334,930,000   $1,523,641,000
  Reserves for universal life insurance
    contracts . . . . . . . . . . . . . . .     263,978,000      277,250,000
  Other liabilities . . . . . . . . . . . .       7,134,000       34,776,000
                                             ---------------  ---------------

  Total reserves, payable and accrued
    liabilities . . . . . . . . . . . . . .   1,606,042,000    1,835,667,000
                                             ---------------  ---------------

Variable annuity liabilities related to
  separate accounts . . . . . . . . . . . .     609,184,000      558,605,000
                                             ---------------  ---------------

Shareholder's equity:
  Common Stock. . . . . . . . . . . . . . .       3,000,000        3,000,000
  Additional paid-in capital. . . . . . . .     144,428,000      144,428,000
  Retained earnings . . . . . . . . . . . .      51,262,000       42,409,000
  Accumulated other comprehensive loss. . .     (44,640,000)     (28,597,000)
                                             ---------------  ---------------

  Total shareholder's equity. . . . . . . .     154,050,000      161,240,000
                                             ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.  $2,369,276,000   $2,555,512,000
                                             ===============  ===============

                 See accompanying notes to financial statements


                                FIRST SUNAMERICA LIFE INSURANCE COMPANY
                              STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                    For the three months and six months ended June 30, 2000 and 1999
                                              (Unaudited)

                                                           Three  Months                   Six  Months
                                            ----------------------------  ----------------------------
                                                     2000           1999           2000           1999
                                            -------------  -------------  -------------  -------------
Investment income . . . . . . . . . . . . .  $ 32,165,000   $ 26,359,000   $ 65,495,000   $ 54,406,000

Interest expense on:
  Fixed annuity contracts . . . . . . . . .   (16,164,000)   (17,365,000)   (34,469,000)   (34,898,000)
  Universal life insurance contracts           (3,087,000)           ---     (6,219,000)           ---
                                             -------------  -------------  -------------  -------------

  Total interest expense. . . . . . . . . .   (19,251,000)   (17,365,000)   (40,688,000)   (34,898,000)
                                             -------------  -------------  -------------  -------------

NET INVESTMENT INCOME . . . . . . . . . . .    12,914,000      8,994,000     24,807,000     19,508,000
                                             -------------  -------------  -------------  -------------

NET REALIZED INVESTMENT LOSSES. . . . . . .    (2,231,000)      (730,000)    (3,744,000)      (577,000)
                                             -------------  -------------  -------------  -------------

Fee income:
  Variable annuity fees . . . . . . . . . .     2,263,000      1,522,000      4,467,000      2,891,000
  Surrender charges . . . . . . . . . . . .     1,242,000        805,000      2,014,000      1,448,000
  Universal life insurance fees                   110,000            ---        610,000            ---
                                             -------------  -------------  -------------  -------------

TOTAL FEE INCOME. . . . . . . . . . . . . .     3,615,000      2,327,000      7,091,000      4,339,000
                                             -------------  -------------  -------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES . . . .    (1,694,000)    (1,243,000)    (3,142,000)    (2,253,000)
                                             -------------  -------------  -------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS . . . . . . . . . . . .    (4,809,000)    (5,700,000)    (9,618,000)   (10,800,000)
                                             -------------  -------------  -------------  -------------

ANNUAL COMMISSIONS. . . . . . . . . . . . .       (94,000)       (86,000)      (267,000)      (168,000)
                                             -------------  -------------  -------------  -------------

PRETAX INCOME . . . . . . . . . . . . . . .     7,701,000      3,562,000     15,127,000     10,049,000

Income tax expense. . . . . . . . . . . . .    (3,395,000)    (1,489,000)    (6,274,000)    (4,155,000)
                                             -------------  -------------  -------------  -------------

NET INCOME. . . . . . . . . . . . . . . . .     4,306,000      2,073,000      8,853,000      5,894,000

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Net unrealized losses on debt and
    equity securities available for
    sale identified in the current
    period (net of income tax benefit
    of $5,673,000 and $1,897,000 for the
    second quarter of 2000 and 1999,
    respectively, and $9,601,000 and
    $3,355,000 for the six months of
    2000 and 1999, respectively). . . . . .   (10,535,000)    (3,520,000)   (17,831,000)    (6,231,000)
  Less reclassification adjustment
    for net realized losses included in
    net income (net of income tax expense
    of $642,000 and $29,000 for the second
    quarter of 2000 and 1999, respectively
    and $963,000 and $35,000 for the six
    months of 2000 and 1999, respectively).     1,192,000         51,000      1,788,000         66,000
                                             -------------  -------------  -------------  -------------

  OTHER COMPREHENSIVE LOSS. . . . . . . . .    (9,343,000)    (3,469,000)   (16,043,000)    (6,165,000)
                                             -------------  -------------  -------------  -------------

COMPREHENSIVE LOSS. . . . . . . . . . . . .  $ (5,037,000)  $ (1,396,000)  $ (7,190,000)  $   (271,000)
                                             =============  =============  =============  =============

                 See accompanying notes to financial statements


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                             STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                         2000            1999
                                                 ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .  $  8,853,000   $   5,894,000
Adjustments to reconcile net income to get
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts . . . . . . . . .    34,469,000      34,899,000
      Universal life insurance contracts            6,219,000             ---
      Net realized investment losses. . . . . .     3,744,000         577,000
      Accretion of net discounts on
        investments . . . . . . . . . . . . . .    (2,090,000)     (1,566,000)
    Amortization of goodwill                              ---          29,000
    Provision for deferred income taxes . . . .     5,170,000        (473,000)
Change in:
  Accrued investment income . . . . . . . . . .     3,201,000        (514,000)
  Deferred acquisition costs. . . . . . . . . .     5,190,000       2,487,000
  Income taxes currently payable. . . . . . . .    (3,654,000)        774,000
  Other liabilities . . . . . . . . . . . . . .    (5,568,000)      8,582,000
Other, net. . . . . . . . . . . . . . . . . . .       280,000         117,000
                                                 -------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . .    55,814,000      50,806,000
                                                 -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of:
  Bonds, notes and redeemable preferred stocks.   (10,333,000)   (198,798,000)
  Mortgage loans. . . . . . . . . . . . . . . .    (6,352,000)    (48,438,000)
Sales of:
  Bonds, notes and redeemable preferred stocks.   146,538,000     207,356,000
  Other investments, excluding short-term
    investments . . . . . . . . . . . . . . . .       485,000         914,000
Redemptions and maturities of:
  Bonds, notes and redeemable preferred stocks.    44,135,000      37,562,000
  Mortgage loans. . . . . . . . . . . . . . . .    19,723,000      20,588,000
  Other investments, excluding short-term
    investments . . . . . . . . . . . . . . . .     1,358,000         430,000
Short-term investments transferred to Anchor
  National Life Insurance Company in assumption
  reinsurance transaction with MBL Life
  Assurance Corporation                           (16,741,000)            ---
                                                 -------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES . . .   178,813,000      19,614,000
                                                 -------------  --------------

                 See accompanying notes to financial statements


                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                2000           1999
                                       -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
  Fixed annuity contracts . . . . . .  $  19,690,000   $ 34,505,000
  Universal life insurance contracts       6,323,000            ---
Net exchanges from the fixed accounts
  of variable annuity contracts . . .    (27,782,000)   (19,133,000)
Withdrawal payments on:
  Fixed annuity contracts . . . . . .   (177,042,000)   (77,434,000)
  Universal life insurance contracts     (17,754,000)           ---
Claims and annuity payments on fixed
  annuity contracts . . . . . . . . .    (29,135,000)   (13,189,000)
Net payments on short-term financings    (22,074,000)      (195,000)
                                       --------------  -------------

NET CASH USED BY FINANCING ACTIVITIES   (247,774,000)   (75,446,000)
                                       --------------  -------------

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS . . . . . . . . . . . .    (13,147,000)    (5,026,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD . . . . . . . .     29,350,000     18,466,000
                                       --------------  -------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD . . . . . . . . . . .  $  16,203,000   $ 13,440,000
                                       ==============  =============


SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid . . . . . . . .  $   5,681,000   $  4,833,000
                                       ==============  =============

                 See accompanying notes to financial statements

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, the results of its operations for the three months and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

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

                     FIRST SUNAMERICA LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended June 30, 2000 and June 30, 1999 follows.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $4.3 million in the second quarter of 2000, compared with $2.1 million in the second quarter of 1999. For the six months, net income amounted to $8.9 million in 2000 compared to $5.9 million in 1999. On July 1, 1999, the Company acquired the New York individual life and individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 2000 and 1999 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1999, the beginning of the prior-year periods discussed herein, net income would have been $2.8 million and $7.3 million for the three months and six months ended June 30, 1999, respectively.

     PRETAX INCOME totaled $7.7 million in the second quarter of 2000 and $3.6 million in the second quarter of 1999. For the six months, pretax income totaled $15.1 million in 2000, compared with $10.0 million in 1999. The significant improvements in 2000 over 1999 primarily resulted from an increase in net investment income, increased variable annuity and universal life insurance fees and decreased deferred acquisition costs, partially offset by increases in net realized investment losses and general and administrative expenses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $12.9 million in the second quarter of 2000 from $9.0 million in the second quarter of 1999. These amounts equal 2.98% on average invested assets (computed on a daily basis) of $1.73 billion in the second quarter of 2000 and 2.43% on average invested assets of $1.48 billion in the second quarter of 1999. For the six months, net investment income increased to $24.8 million in 2000 from $19.5 million in 1999, equaling 2.79% of average invested assets of $1.78 billion in 2000 and 2.62% of average invested assets of $1.49 billion in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, net investment income on related average invested assets would have been 1.72% and 1.85% in the second quarter and six months of 1999, respectively. The improvement in 2000 net investment yields over both actual and pro forma 1999 amounts reflects the redeployment of lower yielding assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $77.3 million in the second quarter of 2000 and $78.0 million in the second quarter of 1999. For the six months, average invested assets exceeded average interest-bearing liabilities by $72.0 million in 2000 and $74.6 million in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.78% in the second quarter of 2000 and 2.17% in the second quarter of 1999. For the six months, the spread difference was 2.59% in 2000 and 2.38% in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the spread difference would have been 1.59% and 1.72% in the second quarter and six months of 1999, respectively, reflecting primarily the effect of the lower yielding assets received in the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.

     Investment income (and the related yield on average invested assets) totaled $32.2 million (7.43%) in the second quarter of 2000 and $26.4 million (7.12%) in the second quarter of 1999, $65.5 million (7.36%) in the six months of 2000 and $54.4 million (7.32%) in the six months of 1999. The increase in the investment yield in 2000 as compared with 1999 is primarily due to a generally increasing interest rate environment. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the yield on related average invested assets would have been 6.61% and 6.74% in the second quarter and six months of 1999, respectively.

     Total interest expense equaled $19.3 million in the second quarter of 2000, compared with $17.4 million in the second quarter of 1999. For the six months, interest expense aggregated $40.7 million in 2000, compared with $34.9 million in 1999. The average rate paid on all interest-bearing liabilities was 4.65% in the second quarter of 2000 compared with 4.95% in the second quarter of 1999. For the six months, the average rate paid on all interest-bearing liabilities was 4.77% for 2000 and 4.94% for 1999. Interest-bearing liabilities averaged $1.65 billion during the second quarter of 2000, $1.40 billion during the second quarter of 1999, $1.71 billion during the six months of 2000 and $1.41 during the six months of 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the average rate paid on all interest-bearing liabilities would have been 5.02% in both the second quarter and six months of 1999 and interest-bearing liabilities would have averaged $2.24 billion and $2.25 billion during the second quarter and six months of 1999, respectively. The decrease in the overall rates paid in 2000 results primarily from the continued reduction of crediting rates on certain closed blocks of business and the effects of the Acquisition.

     GROWTH IN AVERAGE INVESTED ASSETS for both the quarter and six months ended June 30, 2000 largely resulted from the impact of the Acquisition, from which the Company acquired $678.3 million of invested assets. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts to the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $16.8 million in the second quarter of 2000, $18.3 million in the second quarter of 1999, $26.0 million in the six months of 2000 and $34.5 in the six months of 1999 and are largely premiums for the fixed accounts of variable annuities. Such premiums have decreased, in part, as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements. On an annualized basis, these premiums represent 4%, 5%, 3% and 5%, respectively, of the related reserve balances at the beginning of the respective periods.

     NET REALIZED INVESTMENT LOSSES totaled $2.2 million in the second quarter of 2000, compared with $0.7 million in the second quarter of 1999 and include impairment writedowns of $2.2 million and $3.2 million, respectively. For the six months, net realized investment losses amount to $3.7 million in 2000 compared with $0.6 million in 1999 and include impairment writedowns of $3.4 million and $3.8 million, respectively. Thus, net losses from sales and redemptions of investments totaled $79,000 and $347,000 in the second quarter and six months of 2000, respectively, compared to net gains from sales and redemptions of investments of $2.5 million and $3.2 million in the second quarter and six months of 1999, respectively.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $99.0 million in the second quarter of 2000, $74.4 million in the second quarter of 1999, $212.6 million in the six months of 2000 and $233.0 million in the six months of 1999. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.02%, 0.66%, 0.04% and 0.44% of average invested assets in the second quarter of 2000, the second quarter of 1999, the six months of 2000 and the six months of 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns represent provisions applied to bonds in 2000 and 1999. On an annualized basis, impairment writedowns represent 0.50%, 0.86% 0.38% and 0.51% of average invested assets in the second quarter of 2000, the second quarter of 1999, the six months of 2000, and the six months of 1999, respectively. For the twenty quarters beginning July 1, 1995, impairment writedowns as a percent of average invested assets have ranged up to 0.86% and have averaged 0.19%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.3 million in the second quarter of 2000, compared with $1.5 million in the second quarter of 1999. For the six months, variable annuity fees totaled $4.5 million in 2000, compared with $2.9 million in 1999. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to increased market values, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and the receipt of variable annuity premiums, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in both the second quarter and six months of 2000 and 1999. Variable annuity assets averaged $589.5 million, $394.3 million, $581.7 million and $376.2 million during the second quarters of 2000 and 1999 and the six months of 2000 and 1999, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $8.9 million and $17.2 million in the second quarters of 2000 and 1999, and $18.9 million and $29.4 million in the six months of 2000 and 1999, respectively. On an annualized basis, these amounts represent 6%, 18% 7% and 17%, respectively of variable annuity reserves at the beginning
of  the  respective  periods.   Transfers  from  the  fixed  accounts  of  the

                                       11
Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $18.2 million and $33.3 million in the second quarter of 2000 and 1999, respectively, and $35.2 million and $59.5 million in the six months of 2000 and 1999, respectively. Variable annuity product sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 2000, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and consist of mortality charges, up-front fees earned on premiums received and administrative fees net of excess mortality expense on these contracts. The Company does not actively market universal life insurance contracts. Universal life insurance fees amounted to $110,000 and $610,000 in the second quarter and six months of 2000, respectively. Such fees annualized represent 0.17% and 0.47% of average reserves for universal life insurance contracts for the second quarter and six months of 2000. Since the Acquisition occurred on July 1, 1999, no such fees were earned in 1999.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $1.2 million in the second quarter of 2000 and $0.8 million in the second quarter of 1999. For the six months, such surrender charges totaled $2.0 million in 2000 compared with $1.4 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $110.4 million in the second quarter of 2000 (including $8.0 million attributable to the Acquisition) compared to $47.4 million in the second quarter of 1999. For the six months, such withdrawal payments totaled $181.9 million in 2000 (including $29.7 million attributable to the Acquisition) and $89.2 million in 1999. Annualized, when expressed as a percentage of fixed and variable annuity and universal life reserves, these payments represent 21.6% (1.5% attributable to the Acquisition), 10.8%, 19.0% (1.3% attributable to the Acquisition) and 10.2% for the second quarter of 2000 and 1999 and the six months of 2000 and 1999, respectively.

The increase in withdrawal rates in 2000 as compared to 1999 is due primarily to increased surrenders on certain closed blocks of fixed annuity business. Withdrawals include variable annuity payments from the separate accounts totaling $8.6 million (5.9% of average variable annuity reserves), $6.5 million (6.6% of average variable annuity reserves), $16.9 million (5.8% of average variable annuity reserves) and $11.8 million (6.3% of average variable annuity reserves) in the second quarters of 2000 and 1999 and the six months of 2000 and 1999, respectively. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.7 million in the second quarter of 2000 and $1.2 million in 1999. For the six months, general and administrative expenses totaled $3.1 million in 2000 and $2.3 million in 1999. The increases in 2000 over 1999 principally reflect both increased costs related to the business acquired in the Acquisition and expenses related to servicing the Company's growing block of variable annuity policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.8 million in the second quarter of 2000, compared with $5.7 million in the second quarter of 1999. For the six months, amortization of deferred acquisition costs totaled $9.6 million in 2000 compared with $10.8 million in 1999.

     ANNUAL COMMISSIONS represent renewal commissions, paid quarterly in arrears to maintain the persistency of certain of the Company's fixed and variable annuity contracts. Annual commissions totaled $94,000 in the second quarter of 2000 and $86,000 in the second quarter of 1999. For the six months, annual commissions totaled $267,000 in 2000 and $168,000 in 1999.

     INCOME TAX EXPENSE totaled $3.4 million in the second quarter of 2000, compared with $1.5 million in the second quarter of 1999, representing effective annualized tax rates of 44% and 42%, respectively. For the six months, such expenses totaled $6.3 million in 2000 and $4.2 million in 1999, representing an effective annualized tax rate of 41% for both 2000 and 1999.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $154.1 million at June 30, 2000 from $161.2 million at December 31, 1999, primarily due to a $16.0 million increase in accumulated other comprehensive loss, partially offset by net income of $8.9 million recorded in 2000.

     INVESTED ASSETS at June 30, 2000 totaled $1.57 billion compared with $1.81 billion at December 31, 1999. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 84% of the Company's total investment portfolio at June 30, 2000, had an amortized cost that was $86.3 million greater than its aggregate fair value at June 30, 2000 and $64.2 million greater than its aggregated fair value at December 31, 1999. The net unrealized losses on the Bond Portfolio in 2000 principally reflect the recent increases in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2000.

     At June 30, 2000 the Bond Portfolio (excluding $180,000 of redeemable preferred stocks) included $1.31 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $12.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2000, approximately $1.20 billion of the Bond Portfolio was investment grade, including $537.7 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At June 30, 2000, the Bond Portfolio included $121.3 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 5.1% of the Company's total assets and 7.7% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material issuer concentrations of non-investment-grade securities at June 30, 2000.

     The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 2000.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                           Issues  not  rated  by  S&P/Moody's
   Issues  Rated  by  S&P/Moody's/DCR/Fitch     DCR/Fitch,  by  NAIC  Category                                Total
-------------------------------------------------------------------------------------------------------------------


S&P/(Moody's)                     Estimated       NAIC               Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair   category   Amortized        fair   Amortized        fair     invested
 category (1)              cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (A11 to A3)
  [AAA to A-]
  {AAA to A-} . . .  $  952,888  $  910,357         1   $   55,086  $   54,754  $1,007,974  $  965,111       61.30%

BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     202,836     194,735         2       38,897      37,155     241,733     231,890       14.73

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           13,087       9,911         3          ---         ---      13,087       9,911        0.63

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .      87,871      75,996         4       22,550      20,694     110,421      96,690        6.14

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}. . .      24,201       8,345         5        5,795       5,507      29,996      13,852        0.88

CI to D
  [DD]
  {D}                       ---         ---         6        1,385         865       1,385         865        0.05
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $1,280,883  $1,199,344             $  123,713  $  118,975  $1,404,596  $1,318,319
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $12.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $74.6 million at June 30, 2000. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 2000, Secured Loans consisted of $56.4 million of privately traded securities and $18.2 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 9 industries, with 19% of these assets concentrated in utilities, 8% concentrated in technology and 7% concentrated in energy. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $198.8 million at June 30, 2000 and consisted of 137 commercial first mortgage loans with an average loan balance of approximately $1.5 million, collateralized by properties located in 32 states. Approximately 37% of this portfolio was office, 24% was retail, 15% was industrial, 12% was multifamily residential and 12% was other types. At June 30, 2000, approximately 32% of this portfolio was secured by properties located in California, approximately 11% by properties located in Michigan, approximately 9% by properties located in New York and no more than 5% of this portfolio was secured by properties located in any other single state. At June 30, 2000, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 5% of this portfolio, and approximately 31% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2003. During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At June 30, 2000, approximately 55% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards utilized, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 81% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at June 30, 2000.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; and mortgage loans. At June 30, 2000, these assets had an aggregate fair value of $1.57 billion with a duration of 3.8. The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts. At June 30, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.52 billion with a duration of 3.6. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their June 30, 2000 levels is a loss of approximately $2.9 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and universal life products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $14.4 million ($3.4 million of mortgage loans and $11.0 million of bonds) at June 30, 2000, and constituted
0.9% of total invested assets. At December 31, 1999 defaulted investments totaled $1.8 million of mortgage loans and constituted 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 2000, approximately $1.10 billion of the Company's Bond Portfolio had an aggregate unrealized loss of $89.8 million, while approximately $214.0 million of the Bond Portfolio had an aggregate unrealized gain of $3.5 million. In addition, the Company's investment portfolio currently provides approximately $16.7 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of June 30, 2000.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

EXHIBITS


Exhibit
  No.                  Description
-----                  -----------

     27          Financial  Data  Schedule


REPORTS  ON  FORM  8-K

No Current Reports on Form 8-K were filed by the Company during the first quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST  SUNAMERICA  LIFE  INSURANCE  COMPANY
                             -------------------------------------------
                             Registrant



Date:  August  15,  2000     /s/  N.  SCOTT  GILLIS
------------------------     ----------------------
                             N.  Scott  Gillis
                             Senior  Vice  President
                             (Principal  Financial  Officer)



Date:  August  15,  2000     /s/  MAURICE  S.  HEBERT
------------------------     ------------------------
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