Form 10-Q
period 2000-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2000-11-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000 Commission File No. 33-5014 FIRST SUNAMERICA LIFE INSURANCE COMPANY
Incorporated in New York	06-0992729 (IRS Employer Identification No.)
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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON NOVEMBER 13, 2000 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY INDEX
Page Number(s)
Part I - Financial Information
Balance Sheet (Unaudited) - September 30, 2000 and December 31, 1999	3
Statement of Income and Comprehensive Income (Unaudited)- Three Months and Nine Months Ended September 30, 2000 and 1999	4
Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2000 and 1999	5-6
Notes to Financial Statements (Unaudited)	7
Management's Discussion and Analysis of Financial Condition and Results of Operations	8-21
Quantitative and Qualitative Disclosures About Market Risk	22
Part II - Other Information	23

FIRST SUNAMERICA LIFE INSURANCE COMPANY BALANCE SHEET (Unaudited)
	September 30, 2000	December 31, 1999
ASSETS

Investments:
Cash and short-term investments	$10,138,000	$29,350,000
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
September 2000, $1,364,224,000;
December 1999, $1,587,116,000)	1,301,703,000	1,522,921,000
Common stocks available for sale, at fair
value (cost: September 2000, $188,000;
December 1999, $0)	161,000	---
Mortgage loans	184,638,000	211,867,000
Other invested assets	40,357,000	42,604,000

Total investments	1,536,997,000	1,806,742,000

Variable annuity assets held in separate
accounts	612,565,000	558,605,000
Accrued investment income	18,090,000	24,076,000
Deferred acquisition costs	130,012,000	137,637,000
Income taxes currently receivable	11,869,000	6,638,000
Deferred income taxes	9,071,000	18,275,000
Other assets	6,738,000	3,539,000

TOTAL ASSETS	$2,325,342,000	$2,555,512,000

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contract	$1,257,609,000	$1,523,641,000
Reserves for universal life insurance
contracts	259,917,000	277,250,000
Other liabilities	20,008,000	34,776,000

Total reserves, payable and accrued
liabilities	1,537,534,000	1,835,667,000

Variable annuity liabilities related to
separate accounts	612,565,000	558,605,000

Shareholder's equity:
Common Stock	3,000,000	3,000,000
Additional paid-in capital	144,428,000	144,428,000
Retained earnings	55,341,000	42,409,000
Accumulated other comprehensive loss	(27,526,000)	(28,597,000)

Total shareholder's equity	175,243,000	161,240,000

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,325,342,000	$2,555,512,000

See accompanying notes to financial statements 3

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months and nine months ended September 30, 2000 and 1999 (Unaudited)
	Three Months		Nine Months
	2000	1999	2000	1999
Investment income	$30,811,000	$37,117,000	$96,306,000	$91,523,000

Interest expense on:
Fixed annuity contracts	(15,835,000)	(21,091,000)	(50,304,000)	(55,989,000)
Universal life insurance contracts	(3,092,000)	(3,482,000)	(9,311,000)	(3,482,000)

Total interest expense	(18,927,000)	(24,573,000)	(59,615,000)	(59,471,000)

NET INVESTMENT INCOME	11,884,000	12,544,000	36,691,000	32,052,000

NET REALIZED INVESTMENT LOSSES	(2,650,000)	(4,874,000)	(6,394,000)	(5,451,000)

Fee income:
Variable annuity fees	2,428,000	1,657,000	6,895,000	4,548,000
Surrender charges	1,023,000	895,000	3,037,000	2,343,000
Universal life insurance fees	947,000	1,332,000	1,557,000	1,332,000

TOTAL FEE INCOME	4,398,000	3,884,000	11,489,000	8,223,000

GENERAL AND ADMINISTRATIVE EXPENSES	(1,676,000)	(3,532,000)	(4,818,000)	(5,785,000)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(4,852,000)	(6,000,000)	(14,470,000)	(16,800,000)

ANNUAL COMMISSIONS	(221,000)	(155,000)	(488,000)	(323,000)

PRETAX INCOME	6,883,000	1,867,000	22,010,000	11,916,000
Income tax expense	(2,804,000)	(731,000)	(9,078,000)	(4,886,000)

NET INCOME	4,079,000	1,136,000	12,932,000	7,030,000

OTHER COMPREHENSIVE INCOME (LOSS), NET OF
TAX:
Net unrealized gains (losses) on debt and
equity securities available for sale identified in the current period (net of income tax expense of $8,375,000 and income tax benefit of $7,470,000 for the third quarters of 2000 and 1999, respectively, and income tax benefit of $1,109,000 and $10,796,000 for the ninemonths of 2000 and 1999, respectively)	15,554,000	(13,874,000)	(2,060,000)	(20,051,000)
Less reclassification adjustment for
net realized losses included in net income (net of income tax expense of $840,000 and $368,000 for the third quarters of 2000 and 1999, respectively and $1,685,000 and $374,000 for the nine months of 2000 and 1999,respectively)	1,559,000	685,000	3,130,000	697,000

OTHER COMPREHENSIVE INCOME (LOSS)	17,113,000	(13,189,000)	1,070,000	(19,354,000)

COMPREHENSIVE INCOME (LOSS)	$21,192,000	$(12,053,000)	$14,002,000	$(12,324,000)

See accompanying notes to financial statements 4

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2000 and 1999 (Unaudited)
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,932,000	$7,030,000
Adjustments to reconcile net income to net cash provided by operating activities:
cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	50,304,000	55,989,000
Universal life insurance contracts	9,311,000	3,482,000
Net realized investment losses	6,394,000	5,451,000
Accretion of net discounts on
investments	(3,502,000)	(2,847,000)
Amortization of goodwill	---	44,000
Provision for deferred income taxes	8,628,000	(10,779,000)
Change in:
Accrued investment income	5,986,000	(5,753,000)
Deferred acquisition costs	7,625,000	6,311,000
Income taxes currently payable	(5,231,000)	3,467,000
Other liabilities	(4,465,000)	9,614,000
Other, net	152,000	3,392,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,134,000	75,401,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(10,684,000)	(471,548,000)
Mortgage loans	(6,426,000)	(65,921,000)
Common stock	(188,000)	---
Sales of:
Bonds, notes and redeemable preferred stocks	171,132,000	280,011,000
Other investments, excluding short-term
investments	487,000	914,000
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	59,147,000	57,817,000
Mortgage loans	33,910,000	28,726,000
Other investments, excluding short-term
investments	1,848,000	408,000
Short-term investments transferred from (to)
Anchor National Life Insurance Company
in assumption reinsurance transaction
with MBL Life Assurance Corporation	(16,741,000)	368,665,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	232,485,000	199,072,000

See accompanying notes to financial statements 5

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF CASH FLOWS (Continued) For the nine months ended September 30, 2000 and 1999 (Unaudited)
	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$30,112,000	$49,794,000
Universal life insurance contracts	8,756,000	2,572,000
Net exchanges from the fixed accounts
of variable annuity contracts	(38,388,000)	(29,736,000)
Withdrawal payments on:
Fixed annuity contracts	(250,386,000)	(234,431,000)
Universal life insurance contracts	(30,898,000)	(4,101,000)
Claims and annuity payments on:
Fixed annuity contracts	(26,713,000)	(22,674,000)
Universal life insurance contracts	(22,074,000)	(2,228,000)
Net receipts (repayments) of other
short term financings	(10,240,000)	7,217,000

NET CASH USED BY FINANCING ACTIVITIES	(339,831,000)	(233,587,000)

NET INCREASE (DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS	(19,212,000)	40,886,000

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	29,350,000	18,466,000

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$10,138,000	$59,352,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid	$5,681,000	$13,122,000

See accompanying notes to financial statements 6

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999, the results of its operations for the three months and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company has reviewed and continues to review the effect of the implementation of SFAS 133, as amended by SFAS 138 and related implementation guidance. This statement requires the Company to recognize all derivatives in the balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction. SFAS 133 was postponed by SFAS 137, and now will be effective for the Company as of January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on either the earnings or the financial position of the Company.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and nine months ended September 30, 2000 and September 30, 1999 follows.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $4.1 million in the third quarter of 2000, compared with $1.1 million in the third quarter of 1999. For the nine months, net income amounted to $12.9 million in 2000 compared with $7.0 million in 1999. On July 1, 1999, the Company acquired the New York individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 2000 and 1999 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1999, the beginning of the prior-year periods discussed herein, net income would have been $8.7 million for the nine months ended September 30, 1999.

      PRETAX INCOME totaled $6.9 million in the third quarter of 2000 and $1.9 million in the third quarter of 1999. For the nine months, pretax income totaled $22.0 million in 2000, compared with $11.9 million in 1999. The 84.9% year-to-date improvement in 2000 over 1999 primarily resulted from increased net investment income, increased variable annuity fee income and decreased deferred acquisition costs and general and administrative expenses, partially offset by increased net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $11.9 million in the third quarter of 2000, down from $12.5 million in the third quarter of 1999. These amounts equal 2.91% on average invested assets (computed on a daily basis) of $1.63 billion in the third quarter of 2000 and 2.36% on average invested assets of $2.13 billion in the third quarter of 1999. For the nine months, net investment income increased to $36.7 million in 2000 from $32.1 million in 1999, representing 2.83% of average invested assets of $1.73 billion in 2000 and 2.51% of average invested assets of $1.70 billion in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, net investment income on related average invested assets would have been 1.81% in the nine months of 1999. The improvement in 2000 net investment yields over both actual and pro forma 1999 yields reflects the redeployment of assets received in the Acquisition into higher yielding investment categories.

      Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the third quarter, average invested assets exceeded average interest-bearing liabilities by $79.3 million in 2000, compared with $116.1 million in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.68% in the third quarter of 2000 and 2.09% in the third quarter of 1999. For the nine months, average invested assets exceeded average interest-bearing liabilities by $74.4 million in 2000, compared with $90.3 million in 1999. The Spread Difference was 2.62% in 2000 and 2.25% in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the Spread Difference would have been 1.63% in the nine months of 1999 reflecting primarily the effect of the lower-yielding assets received in the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.

      Investment income (and the related yields on average invested assets) totaled $30.8 million (7.55%) in the third quarter of 2000, $37.1 million (6.98%) in the third quarter of 1999, $96.3 million (7.42%) in the nine months of 2000 and $91.5 million (7.16%) in the nine months of 1999. The decrease in investment income in the three months of 2000 compared to 1999 resulted primarily from the surrender or rollover into a variable product of most of the fixed annuities received in the Acquisition. The increase in the investment yield in 2000 compared to 1999 is due primarily to the reinvestment of lower-yielding assets acquired in the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the yield on related average invested assets would have been 6.82% in the nine months of 1999.

      Total interest expense equaled $18.9 million in the third quarter of 2000 and $24.6 million in the third quarter of 1999. For the nine months, interest expense aggregated $59.6 million in 2000, compared with $59.5 million in 1999. The average rate paid on all interest-bearing liabilities was 4.87% in the third quarter of 2000, compared with 4.89% in the third quarter of 1999. For the nine months, the average rate paid on all interest-bearing liabilities was 4.80% for 2000 and 4.91% for 1999. Interest-bearing liabilities averaged $1.55 billion during the third quarter of 2000, $2.01 billion during the third quarter of 1999, $1.66 billion during the nine months of 2000 and $1.61 billion during the nine months of 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the average rate paid on all interest-bearing liabilities would have been 5.19% in the nine months of 1999 and interest-bearing liabilities would have averaged $2.17 billion during the nine months of 1999. The decrease in interest rates paid in 2000 results primarily from the continued reduction of crediting rates on certain closed blocks of business and the effects of the Acquisition.

      GROWTH IN AVERAGE INVESTED ASSETS for the nine months ended September 30, 2000 largely resulted from the impact of the Acquisition, from which the Company acquired $678.3 million of invested assets. The decline in average invested assets for the three months ended September 30, 2000 reflects primarily the surrenders and rollovers to variable products of the fixed annuity liabilities related to the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $13.5 million in the third quarter of 2000, $36.0 million in the third quarter of 1999, $48.4 million in the nine months of 2000 and $69.9 million in the nine months of 1999 and are largely premiums for the fixed accounts of variable annuities. Such premiums have decreased, in part, as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements. On an annualized basis, these premiums represent 3%, 10%, 4% and 7%, respectively, of the related reserve balances at the beginning of the respective periods.

      NET REALIZED INVESTMENT LOSSES totaled $2.7 million in the third quarter of 2000, compared with $4.9 million in the third quarter of 1999 and include impairment writedowns of $1.8 million and $3.2 million, respectively. For the nine months, net realized investment losses totaled $6.4 million in 2000, compared with $5.5 million in 1999 and include impairment writedowns of $5.2 million and $7.0 million, respectively. Thus, net losses from sales and redemptions of investments totaled $0.9 million and $1.2 million in the third quarter and nine months of 2000, respectively, compared to net losses from sales and redemptions of investments of $1.7 million and net gains of $1.3 million in the third quarter and nine months of 1999, respectively.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $55.2 million in the third quarter of 2000, $104.7 million in the third quarter of 1999, $267.7 million in the nine months of 2000 and $337.7 million in the nine months of 1999. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.21%, 0.32%, 0.09% and 0.12% of average invested assets in the third quarter of 2000, the third quarter of 1999, the nine months of 2000 and the nine months of 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

      Impairment writedowns represent provisions applied to bonds in 2000 and 1999. On an annualized basis, impairment writedowns represent 0.44%, 0.59%, 0.40% and 0.55% of related average invested assets in the third quarter of 2000, the third quarter of 1999, the nine months of 2000, and the nine months of 1999, respectively. For the twenty quarters beginning October 1, 1995, impairment writedowns as an annualized percentage of average invested assets have ranged up to 0.86% and have averaged 0.21%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.4 million in the third quarter of 2000 and $1.7 million in the third quarter of 1999. For the nine months, variable annuity fees totaled $6.9 million in 2000, compared with $4.5 million in 1999. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in all periods presented. Variable annuity assets averaged $623.0 million, $427.6 million, $595.5 million and $393.3 million during the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $12.4 million and $23.1 million in the third quarters of 2000 and 1999, respectively. For the nine months, variable annuity premiums totaled $31.2 million in 2000, compared with $52.5 million in 1999. On an annualized basis, these amounts represent 8%, 22%, 7% and 20% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums. Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $19.4 million, $57.5 million, $54.6 million and $117.1 million in the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 27 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 2000, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

      UNIVERSAL LIFE INSURANCE FEES result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and consist of mortality charges, up-front fees earned on premiums received and administrative fees net of excess mortality expense on these contracts. The Company does not actively market universal life insurance contracts. Universal life insurance fees amounted to $0.9 million and $1.3 million in the third quarters of 2000 and 1999, respectively. For the nine months, universal life insurance fees totaled $1.6 million in 2000 and $1.3 million in 1999. Such fees annualized represent 1.48%, 2.00%, 0.80% and 1.97% of average reserves for universal life insurance contracts in the respective periods. The decrease in such annualized rates during 2000 results principally from differences in reinsurance charges and mortality experience.

      SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $1.0 million in the third quarter of 2000 and $0.9 million in the third quarter of 1999. For the nine months, such surrender charges totaled $3.0 million in 2000 and $2.3 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $96.8 million in the third quarter of 2000 (including $1.4 million attributable to the Acquisition), compared with $169.4 million in the third quarter of 1999 (including $87.7 million attributable to the Acquisition). For the nine months, withdrawal payments totaled $308.4 million in 2000 (including $31.0 million attributable to the Acquisition) and $258.6 million in 1999 (including $87.7 million attributable to the Acquisition). Annualized, these payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 18.3% (0.3% attributable to the Acquisition), 28.5% (14.8% attributable to the Acquisition), 18.7% (1.9%

      attributable to the Acquisition) and 17.7% (6.0% attributable to the Acquisition) for the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. The increase in withdrawal rates in 2000 as compared to 1999 is due primarily to increased surrenders on certain closed blocks of fixed annuity business. Withdrawals include variable annuity payments from the separate accounts totaling $10.3 million (6.6% of average variable annuity reserves), $7.6 million (7.1% of average variable annuity reserves), $27.1 million (6.1% of average variable annuity reserves) and $20.0 million (6.8% of average variable annuity reserves) in the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.7 million in the third quarter of 2000 and $3.5 million in the third quarter of 1999. For the nine months, general and administrative expenses totaled $4.8 million in 2000 and $5.8 million in 1999. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.9 million in the third quarter of 2000, compared with $6.0 million in the third quarter of 1999. For the nine months, such amortization totaled $14.5 million in 2000 and $16.8 million in 1999.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $0.2 million in the third quarter of 2000, compared with $0.2 million in the third quarter of 1999. For the nine months, annual commissions amounted to $0.5 million in 2000 and $0.3 million in 1999.

      INCOME TAX EXPENSE totaled $2.8 million in the third quarter of 2000, $0.7 million in the third quarter of 1999, $9.1 million in the nine months of 2000 and $4.9 million in the nine months of 1999. Such amounts represent effective annualized tax rates of 41%, 39%, 41% and 41%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $175.2 million at September 30, 2000 from $161.2 million at December 31, 1999, due principally to $12.9 million of net income recorded in 2000 and a $1.1 million increase in accumulated other comprehensive income.

      INVESTED ASSETS at September 30, 2000 totaled $1.54 billion, compared with $1.81 billion at December 31, 1999. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constituted 85% of the Company's total investment portfolio at September 30, 2000, had an amortized cost that was $62.5 million greater than its aggregate fair value at September 30, 2000 and $64.2 million greater than its aggregate fair value at December 31, 1999. The decrease in net unrealized losses on the Bond Portfolio during 2000 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2000.

      At September 30, 2000 the Bond Portfolio (excluding $3.4 million of redeemable preferred stocks) included $1.29 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $12.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2000, approximately $1.19 billion of the Bond Portfolio was investment grade, including $543.6 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At September 30, 2000, the Bond Portfolio included $105.3 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.5% of the Company's total assets and 6.9% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material issuer concentrations of non-investment-grade securities at September 30, 2000.

      The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 2000.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S& P/Moody's/DCR/Fitch			Issues not rated by S&P/Moody's DCR/Fitch, by NAIC Category			Total

S&P/(Moody's) [DCR] {Fitch} category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(A11 to A3)
[AAA to A-]
[AAA+ to A-]	$ 936,954	$ 913,006	1	$ 46,608	$ 46,334	$ 983,562	$ 959,340	62.42%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	200,340	196,128	2	38,688	37,613	239,028	233,741	15.21

BB+ to BB-
(BB+ to BB-)
[BB+ to BB-]
{BB+ to BB-}	12,281	9,077	3	2,400	2,023	14,681	11,100	0.72

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	79,060	64,702	4	16,352	14,285	95,412	78,987	5.14

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	24,487	8,866	5	5,613	5,484	30,100	14,350	0.93

CI to D
[DD]
{D}	---	---	6	1,261	825	1,261	825	0.05

TOTAL RATED ISSUES	$1,253,122	$1,191,779		$110,922	$106,564	$1,364,044	$1,298,343

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $12.7 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $66.8 million at September 30, 2000. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2000, Secured Loans consisted of $18.5 million of publicly traded securities and $48.3 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 9 industries, with 21% of these assets concentrated in utilities, 9% concentrated in technology and 8% concentrated in energy. No other industry concentration constituted more than 7% of these assets.

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

      MORTGAGE LOANS aggregated $184.6 million at September 30, 2000 and consisted of 127 commercial first mortgage loans with an average loan balance of approximately $1.5 million, collateralized by properties located in 32 states. Approximately 35% of this portfolio was office, 26% was retail, 15% was industrial, 11% was multifamily residential and 13% was other types. At September 30, 2000, approximately 31% of this portfolio was secured by properties located in California, approximately 12% by properties located in Michigan, approximately 9% by properties located in New York and no more than 5% of this portfolio was secured by properties located in any other single state. At September 30, 2000, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 5% of this portfolio. At September 30, 2000, approximately 29% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2003. During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At September 30, 2000, approximately 52% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $40.4 million at September 30, 2000, compared with $42.6 million at December 31, 1999, and consist principally of policy loans.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 79% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at September 30, 2000.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; and mortgage loans. At September 30, 2000, these assets had an aggregate fair value of $1.5 billion with a duration of 3.7. The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts. At September 30, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.4 billion with a duration of 3.2. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their September 30, 2000 levels is a loss of approximately $6.9 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $16.3 million of bonds at September 30, 2000, and constituted 1.1% of total invested assets. At December 31, 1999, defaulted investments totaled $1.3 million ($0.9 million of mortgage loans and $0.4 million of bonds) and constituted less than 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 2000, approximately $884.1 million of the Company's Bond Portfolio had an aggregate unrealized loss of $72.0 million, while approximately $417.7 million of the Bond Portfolio had an aggregate unrealized gain of $9.5 million. In addition, the Company's investment portfolio currently provides approximately $15.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

REGULATION

      The Company, in common with other insurers, is subject to regulation and supervision by the states and other jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a State insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

      Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of September 30, 2000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 herein.

PART II - OTHER INFORMATION Item 1. Legal Proceedings
Not applicable.
Item 2. Changes in Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

EXHIBITS
Exhibit No.	Description
27	Financial Data Schedule.
REPORTS ON FORM 8-K No Current Reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First SunAmerica Life Insurance Company Registrant
Dated: November 14, 2000	/s/ N. Scott Gillis N. Scott Gillis Senior Vice President (Principal Financial Officer)
Dated: November 14, 2000	/s/ Maurice S. Hebert Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

FIRST SUNAMERICA LIFE INSURANCE COMPANY LIST OF EXHIBITS FILED
Exhibit No.	Description
27	Financial Data Schedule.

