Form 10-K
period 2000-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2001-03-26
CIK 926897

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2000 OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________ to ___________ Commission File No. 33-85014 FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729
IRS Employer
Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017 Registrant's telephone number, including area code (800) 272-3007

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON March 26, 2001 WAS AS FOLLOWS:

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

      The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 996-9786.  The Company has no employees; however, employees of SunAmerica and its other subsidiaries perform various services for the Company. At December 31, 2000, SunAmerica had approximately 2,400 employees, approximately 1,000 of whom perform services for the Company as well as for certain of its affiliates.

     The Company is a life insurance company specializing in the issuance of fixed and variable annuities for retirement savings.  The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products.  According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population.  Between 1989 and 1999, annual industry premiums from fixed and variable annuities and fund deposits increased from $113.8 billion to $270.2 billion.

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

     The Company's six affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data.  Its affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 2000.  The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts.  Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service.  This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its affiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

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

     For the year ended December 31, 2000, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

NET INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service

	(In thousands)

Net investment income
(including net realized
investment losses)	$21,337	58.6%	Fi xed-rate products

Fee income:
Variable annuity fees	9,140	25.1%	Variable annuities
Universal life insurance
fees	2,166	5.9%	Fixed-rate universal life products
Surrender charges	3,776	10.4%	Fixed-and variable rate products

Total fee income	15,082	41.4%	Fixed-rate and variable annuity products

Total	$36,419	100.0%

     BUSINESS COMBINATION

     On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY").  On October 31, 1997, JANY was merged with and into the Company.  On the date of acquisition, JANY had assets having an aggregate fair value of $1,536,179,000, composed primarily of invested assets totaling $1,403,807,000.  Liabilities assumed in this acquisition totaled $1,411,179,000, including $1,363,764,000 of fixed annuity reserves.  The excess of the purchase price over the fair value of the net assets acquired, amounting to $125,000,000 at the date of acquisition was included in Deferred Acquisition Costs in the balance sheet.  The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method from the date of acquisition through the date of merger.

     ANNUITY OPERATIONS

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuities.  It has a "AAA" (Extremely Strong) financial strength rating from Standard & Poor's ("S&P"), a "Aaa" (Exceptional) rating from Moody's Investors Service ("Moody's"), an "AAA" (Exceptionally strong) rating from Fitch ("Fitch") and an "A++" (Superior) rating from industry analyst A.M. Best Company.

     In addition to distributing its variable annuity products through its six affiliated broker-dealers, the Company distributes its products through over 350 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents.  In total, more than 7,600 independent sales representatives are licensed to sell the Company's annuity products in three states.

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

    Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State (the "New York Business).  On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement.  As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company.  Policyholders of MBL Life annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement.  Over 80% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

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

      The Company's flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of 31 variable funds, 5 fixed account options and 2 dollar cost averaging fixed account options for different time periods.  Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.  The decrease in sales growth in 1999 and 2000 is primarily due to regulatory changes in the State of New York (See "Growth in Average Invested Assets").

       At December 31, 2000, total variable product reserves were $717.2 million, of which $565.5 million were held in separate accounts and $151.7 million were the liabilities of the fixed-rate account options which are held in the general accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency.  At December 31, 2000, 99% of the Company's variable annuity reserves held in separate accounts were subject to surrender penalties.  The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee.  The average size of a new variable annuity contract sold by the Company in 2000 was approximately $59,000.

     ANNUITY OPERATIONS - FIXED ANNUITIES

     The Company's general account obligations are fixed-rate products, including fixed annuities issued in prior years, universal life insurance contracts assumed from MBL Life and fixed-rate options of its variable annuity contracts.  The Company offers single-premium and flexible-premium deferred annuities that provide one, three, five, seven, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees.  Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 88% at December 31, 2000) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company.  In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors.  Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant).  The average size of a new single-premium fixed annuity contract sold by the Company in 2000 was approximately $62,000.

     The Company designs its fixed-rate annuity products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity and universal life obligations.  The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities.  The Company's fixed annuity and universal life products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2000.

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

With the  results  of  these  computer  simulations, the  Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include:  cash and short-term investments; bonds, notes and redeemable preferred stocks; and mortgage loans.  At December 31, 2000, these assets had an aggregate fair value of $1.6 billion with a duration of 3.7.  See further discussion of duration under Financial Condition and Liquidity-Asset Liability Matching section.  The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts.  At December 31, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.4 billion with a duration of 2.5.  For the years ended December 31, 2000, December 31, 1999 and September 30, 1998, the Company's yields on average invested assets were 7.08%, 7.10% and 7.46%, respectively; its average rates paid on all interest-bearing liabilities were 4.81%. 4.92% and 5.36%, respectively; it realized net investment spreads of 2.27%, 2.18% and 2.10%, respectively, on average invested assets. Net realized investment losses were 1.23% and 0.63% in 2000 and 1999, respectively. Net realized gains were 0.30% of average invested assets in 1998.

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

    The following table summarizes the Company's investment portfolio at December 31, 2000:

SUMMARY OF INVESTMENTS

	Carrying value	Percent of portfolio

	(In thousands)

Cash and short-term investments	$40,704	2.7%
U.S. government securities	521	0.0
Mortgage-backed securities	165,608	11.1
Other bonds, notes and redeemable preferred
redeemable preferred stocks	1,071,340	72.1
Common Stock	785	0.1
Mortgage Loans	167,408	11.3
Other invested assets	39,881	2.7

Total investments	$1,486,247	100.0%

     At December 31, 2000, the Bond Portfolio (excluding $75,000 of redeemable preferred stocks) included $1.23 billion of bonds rated by S&P, Moody's, Fitch, or the National Association of Insurance Commissioners ("NAIC"), and $9.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At December 31, 2000, approximately $1.15 billion of the Bond Portfolio was investment grade, including $557.5 million of U.S. government/agency securities and mortgage-backed securities.

      At  December 31, 2000, the  Bond Portfolio included $89.3 million of bonds  that  were  not  investment  grade. These non-investment-grade  bonds accounted for 4.0% of the Company's total assets and 6.0% of its invested assets.

Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $53.9 million at December 31, 2000.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  These Secured Loans are composed of loans to borrowers spanning 8 industries, with 26% of these assets concentrated in utilities, 10% concentrated in technology, 10% concentrated in telecommunication and 10% concentrated in energy.  No other industry constituted more than 7% of these assets.

      Mortgage loans aggregated $167.4 million at December 31, 2000 and consisted of 117 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 32 states.  Approximately 31% of this portfolio was office, 28% was retail, 17% was industrial, 11% was multifamily residential and 13% was other types.  At December 31, 2000, approximately 28% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 10% by properties located in New York and no more than 5% of this portfolio was secured by properties located in any other single state.

     At December 31, 2000, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $7.2 million, which constituted 0.5% of total invested assets.

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

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business.  The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks.  The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient.  The RBC formula develops a risk- adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items.  Higher factors are applied to more risky items and lower factors are applied to less risky items.  Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.  The  statutory  capital and surplus of the Company exceeded its

RBC requirements by a considerable margin as of December 31, 2000.  In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification").  Codification is effective January 1, 2001 and replaces the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting practices.  Codification has been adopted by all fifty states as the prescribed basis of accounting.  New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York).  The impact of Codification on the Company's statutory  surplus  is not expected to be material.

     Federal legislation has been enacted allowing combinations between insurance companies, banks and other entities.  It is not yet known what effect this legislation will have on insurance companies.  In addition, from time to time, Federal initiatives are proposed that could affect the Company's businesses.  Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted.  While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

     COMPETITION

    The businesses conducted by the Company are highly competitive.  The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions.  In 1999, net annuity premiums written among the top 100 companies ranged from approximately $65 million to approximately $18 billion annually.  The Company together with its affiliates ranks in the top quartile of this group.  The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued.  Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various kinds of litigation common to its business.  These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are  adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Years Ended December 31,		Three Months Ended December 31, 1998	Years Ended September 30,

	2000	1999		1998	1997	1996

	(In thousands)

RESULTS OF OPERATIONS
Net investment income	$42,116	$42,834	$9,256	$35,183	$18,405	$2,595
Net realized investment
gains (losses)	(20,779)	(11,178)	797	4,690	5,020	(539)
Fee income	15,082	11,011	1,851	7,957	3,521	911
General and administrative
expenses	(4,796)	(5,260)	(1,201)	(1,721)	(2,422)	(1,277)
Amortization of deferred
acquisition costs	(19,399)	(22,664)	(5,046)	(17,120)	(10,386)	(500)
Annual commissions	(619)	(450)	(90)	(348)	(195)	(19)

Pretax income	11,605	14,293	5,567	28,641	13,943	1,171
Income tax expense	(4,325)	(6,621)	(2,191)	(12,106)	(5,090)	(448)

NET INCOME	$7,280	$7,672	$3,376	$16,535	$8,853	$723

The results of operations of the Company for 1997 are affected by the acquisition and subsequent merger with JANY effective March 31, 1997.

The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on July 1, 1999 (See Note 5 of the accompanying financial statements).

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	At December 31,			At September 30,
	2000	1999	1998	1998	1997	1996

	(In thousands)

FINANCIAL POSITION
Investments	$1,486,247	$1,806,742	$1,515,132	$1,554,316	$1,690,232	$153,237
Variable annuity assets held
in separate accounts	565,547	558,605	344,619	271,865	171,475	68,901
Deferred acquisition costs	124,451	137,637	96,918	87,074	96,516	12,127
Current income taxes receivable	8,067	6,638	---	---	---	---
Deferred income taxes	7,914	18,275	---	---	---	---
Other assets	22,147	27,615	51,013	28,965	26,267	2,603

TOTAL ASSETS	$2,214,373	$2,555,512	$2,007,682	$1,942,220	$1,984,490	$236,868

Reserves for fixed annuity
contracts	$1,186,995	$1,523,641	$1,432,558	$1,460,856	$1,556,656	$140,613
Reserves for universal life
insurance contracts	249,987	277,250	---	---	---	---
Variable annuity liabilities
related to separate accounts	565,547	558,605	344,619	271,865	171,475	68,901
Other payables and
accrued liabilities	24,215	34,776	42,038	18,073	83,297	2,784
Deferred income taxes	---	---	3,792	5,371	4,984	1,350
Shareholder's equity	187,628	161,240	184,675	186,055	168,078	23,220

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY	$2,214,373	$2,555,512	$2,007,682	$1,942,220	$1,984,490	$236,868

The financial position of the Company as of December 31, 1997 has been affected by the acquisition and subsequent merger with JANY effective March 31, 1997.

The financial position of the Company as of December 31, 1999 is affected by the acquisition of business from MBL Life (See Note 5 of the accompanying financial statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years ended December 31, 2000, December 31, 1999 and September 30, 1998 follows.  Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31.  Accordingly, the three-month period ended December 31, 1998 was a transition period. Certain prior period amounts have been restated to conform to the current period's presentation.

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

     RESULTS OF OPERATIONS

NET INCOME totaled $7.3 million in 2000, compared with $7.7 million in 1999 and $16.5 million in 1998. On July 1, 1999, the Company acquired the New York individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 2000, 1999 and 1998 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on October 1, 1997, the beginning of the prior-year periods discussed herein, net income would have been $9.4 million and $19.9 million for the years ended December 31, 1999 and September 30, 1998 respectively.

       PRETAX INCOME totaled $11.6 million in 2000, $14.3 million in 1999 and $28.6 million in 1998. The 18.9% year-to-date decline in 2000 over 1999 primarily resulted from increased net realized investment losses, partially offset by increased variable annuity fees, decreased general and administrative expenses, and decreased amortization of deferred acquisition costs.  The significant decline from 1998 to 1999 was also due to an increase in net realized investment losses.

        NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $42.1 million in 2000, down from $42.8 million in 1999 and up from $35.2 million in 1998.  These amounts equal 2.49% on average invested assets (computed on a daily basis) of $1.69 billion in 2000, 2.42% on average invested assets of $1.77 billion in 1999 and 2.27% on average invested assets of $1.55 billion in 1998. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, net investment income on related average invested assets would have been 2.05% in 1999 and 1.64% in 1998.  The improvement in the 1999 net investment yield over the 1998 pro forma amount reflects the redeployment of assets received in the Acquisition into higher yielding investment categories.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities.  Average invested assets exceeded average interest-bearing liabilities by $79.6 million in 2000, compared with $89.0 million in 1999 and $47.3 million in 1998.  The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.27% in 2000, 2.18% in 1999 and 2.10% in 1998. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the Spread Difference would have been 1.87% in 1999 and 1.57% in 1998 reflecting primarily the effect of the lower-yielding assets received in the Acquisition.

        Investment income (and the related yields on average invested assets) totaled $119.6 million (7.08%) in 2000, $125.4 million (7.10%) in 1999 and $115.9 million (7.46%) in 1998. The decrease in the investment yield in 2000 as compared to 1999 and in 1999 as compared to 1998 principally reflect the effects of lower yielding assets received in the MBL Life acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the yield on related average invested assets would have been 6.83% in 1999 and 6.85% in 1998.

        Expenses incurred to manage the investment portfolio amounted to $2.0 million in 2000, $1.9 million in 1999 and $1.6 million in 1998.  These expenses are included as a reduction to investment income in the income statement.  Investment expenses increased from prior periods because the size of the portfolio increased as a result of the Acquisition.

        Total interest expense equaled $77.5 million in 2000, $82.6 million in 1999 and $80.7 million in 1998. The average rate paid on all interest-bearing liabilities was 4.81% in 2000, compared with 4.92% in 1999 and 5.36% in 1998. Interest-bearing liabilities averaged $1.61 billion during 2000, $1.68 billion during 1999 and $1.51 billion during 1998. The decrease in interest rates paid in 2000 results primarily from the continued reduction of crediting rates on certain closed blocks of business and the effects of the Acquisition.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the average rate paid on all interest-bearing liabilities would have been 4.96% in 1999 and 5.28% in 1998 and interest-bearing liabilities would have averaged $2.10 billion during 1999 and $2.34 billion in 1998.

        DECLINE IN AVERAGE INVESTED ASSETS largely results from the surrenders and rollovers to variable products of the fixed annuity liabilities related to the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts.  Fixed Annuity Premiums and UL Premiums totaled $63.9 million in 2000, $89.2 million in 1999 and $130.9 million in 1998 and are largely premiums for the fixed accounts of variable annuities.  Such premiums have decreased, in part, as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements.  On an annualized basis, these premiums represent 5%, 6% and 8%, respectively, of the related reserve balances at the beginning of the respective periods.

        NET REALIZED INVESTMENT LOSSES totaled $20.8 million in 2000, and $11.2 million in 1999 compared with net realized investment gains of $4.7 million in 1998 and include impairment writedowns of $20.8 million in 2000, $7.7 million in 1999, and $0.4 million in 1998, respectively. Thus, net realized losses from sales and redemptions of investments totaled $0.03 million of losses in 2000, $3.5 million of losses in 1999 and $5.1 million of gains in 1998.

       The Company sold or redeemed invested assets, principally bonds and notes, aggregating $389.1 million in 2000, $478.7 million in 1999 and $985.1 million in 1998.  Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.00%, 0.20% and 0.33% of average invested assets in 2000, 1999 and 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

        Impairment writedowns include $20.8 million, $7.7 million and $0.4 million of provisions applied to bonds in 2000, 1999 and 1998, respectively. Impairment writedowns represent 1.23%, 0.44% and 0.03% of average invested assets for 2000, 1999 and 1998, respectively.  For the five years ended December 31, 2000, impairment writedowns as a percentage of average invested assets have ranged from 0.03% to 1.23% and have averaged 0.44%. Such writedowns are based upon estimates of the net realizable value of the applicable assets.  Actual realization will be dependent upon future events.

        VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $9.1 million in 2000, $6.6 million in 1999 and $3.6 million in 1998. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders and declines in market values. Variable annuity fees represent 1.5% of average variable annuity assets in all periods presented. Variable annuity assets averaged $591.9 million, $417.8 million and $234.1 million during 2000, 1999 and 1998, respectively.  Variable annuity  premiums, which  exclude premiums allocated to the fixed accounts of  variable  annuity products, totaled $39.6 million, $66.7 million and $80.2 million in 2000, 1999 and 1998, respectively.

      These amounts represent 9%, 19% and 47% of variable annuity reserves at the beginning of the respective periods.  Transfers  from  the  fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums. Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $72.0 million, $127.7 million and $157.5 million in 2000, 1999 and 1998, respectively.  Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris.  Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds.  Variable Annuity Product Sales have decreased in both 1999 and 2000, principally as a result of regulatory changes in the State of New York relating to non-taxable policy exchange requirements.

      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation" in Item 1).

     UNIVERSAL LIFE INSURANCE FEES, NET result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and consist of mortality charges, up-front fees earned on premiums received and administrative fees, net of excess mortality expense on these contracts.  The Company does not actively market universal life insurance contracts.  Universal life insurance fees amounted to $2.2 million and $1.1 million in 2000 and 1999, respectively. Such fees represent 0.84% and 0.83% of average reserves for universal life insurance contracts in the respective periods.

       SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $3.8 million in 2000 (including $2.4 million attributable to JANY merger),$3.3 million in 1999 (including $2.5 million attributable to JANY merger) and $4.4 million in 1998 (including $3.9 million attributable to JANY merger). Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and periodic annuity benefits, totaled $409.2 million in 2000 (including $58.1 million attributable to the Acquisition), compared with $392.4 million in 1999 (including $297.7 million attributable to the Acquisition) and $234.4 million in 1998.  These payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 19.1% (2.7% attributable to the Acquisition), 19.0% (14.5% attributable to the Acquisition) and 14.0% for 2000, 1999 and 1998, respectively.  The increase in withdrawal rates in 2000 as compared to 1999 and 1998 is due primarily to increased surrenders on certain closed blocks of fixed annuity business.  Withdrawals include variable annuity payments from the separate accounts totaling $36.6 million (6.2% of average variable annuity reserves), $28.6 million (6.9% of average variable annuity reserves) and $12.8 million (5.5% of average variable annuity reserves) in 2000, 1999 and 1998, respectively.  Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $4.8 million in 2000, $5.3 million in 1999 and $1.7 million in 1998. General and administrative expenses remain closely controlled through a company-wide cost containment program  and  continue  to  represent  less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $19.4 million in 2000, compared with $22.7 million in 1999 and $17.1 million in 1998.   The decline in amortization during 2000 represents a reduction in amortization attributable to a closed block of fixed annuties acquired in prior years. The higher amortization during 1999 was due to additional variable annuity product sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  Annual commissions totaled $0.6 million in 2000, compared with $0.5 million in 1999 and $0.3 million in 1998.

      INCOME TAX EXPENSE totaled $4.3 million in 2000, $6.6 million in 1999 and $12.1 million in 1998, representing effective tax rates of 37%, 46% and 42%, respectively.  The lower rate in 2000 was principally due to the impact of state income taxes. See Note 11 of the accompanying financial statements.

     FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $187.6 million at December 31, 2000 from $161.2 million at December 31, 1999, due principally to $7.3 million of net income recorded in 2000 and a $19.1 million decrease in accumulated other comprehensive loss.

      INVESTED ASSETS at December 31, 2000 totaled $1.49 billion, compared with $1.81 billion at December 31, 1999.  The Company manages most of its invested  assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio.  However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest  rates,  changes  in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 83% of the Company's total investment portfolio at December 31, 2000, had an amortized cost that was $31.9 million greater than its aggregate fair value at December 31, 2000 and $64.2 million greater than its aggregate fair value at December 31, 1999. The decrease in net unrealized losses on the Bond Portfolio during 2000 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2000.

      At December 31, 2000 the Bond Portfolio (excluding $75,000 of redeemable preferred stocks) included $1.23 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's), Fitch  ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $9.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2000, approximately $1.15 billion of the Bond Portfolio was investment grade, including $557.5 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 2000, the Bond Portfolio included $89.3 million of bonds that were not investment grade.  These non-investment-grade bonds accounted  for  approximately  4.0%  of  the  Company's  total  assets  and  approximately 6.0% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers.  In addition, the trading market for these securities is usually more limited than for investment-grade securities.  The Company had no material issuer concentrations of non-investment-grade securities at December 31, 2000.

      The table on the following page summarizes the Company's rated bonds by rating classification as of  December 31, 2000.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's Fitch, by NAIC Category			Total

S&P category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-
{AAA to A-}	$ 945,547	$ 945,935	1	$ 23,071	$ 23,340	$ 968,618	$ 969,275	65.22%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	155,555	152,850	2	26,049	26,016	181,604	178,866	12.03

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	11,704	9,098	3	9,735	7,671	21,439	16,769	1.13

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	75,511	59,644	4	2,996	2,890	78,507	62,534	4.21

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	17,608	9,282	5	---	---	17,608	9,282	0.62

CI to D
[DD]
{D}	40	40	6	1,343	627	1,383	1,383	0.04

TOTAL RATED ISSUES	$1,205,965	$1,176,849		$ 63,194	$ 60,544	$1,269,159	$1,237,393	83.25

Footnotes appear on the following page.
17

Footnotes to the table of Rated Bonds by Rating Classification
(1)

S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+) or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing).  The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $9.9 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $53.9 million at December 31, 2000.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  At December 31, 2000, Secured Loans consisted of $18.7 million of publicly traded securities and $35.2 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 26% of these assets concentrated in utilities, 10% concentrated in technology, 10% concentrated in telecommunication and 10% concentrated in energy.  No other industry concentration constituted more than 7% of these assets.

      While the trading market for the Company's privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield.  As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities.  However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $167.4 million at December 31, 2000 and consisted of 117 commercial first mortgage loans with an average loan balance of approximately $1.4 million, collateralized by properties located in 32 states.  Approximately 31% of this portfolio was office, 28% was retail, 17% was industrial, 11% was multifamily residential and 13% was other types.  At December 31, 2000, approximately 28% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 10% by properties located in New York and no more than 5% of this portfolio was secured by properties located in any other single state.  At December 31, 2000, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 6% of this portfolio.  At December 31, 2000, approximately 25% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2004.  During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 2000, approximately 52% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions.  Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards.  Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences.  This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types.  However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     OTHER INVESTED ASSETS aggregated $39.9 million at December 31, 2000, compared with $42.6 million at December 31, 1999, and consist principally of policy loans.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation.  The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return.  The Company does not have a specific target rate of return.  Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions.  Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.  The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2000.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include:  cash and short-term investments; bonds, notes and redeemable preferred stocks; common stocks; mortgage loans; and policy loans.  At December 31, 2000, these assets had an aggregate fair value of $1.6 billion with a duration of 3.7.  The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts.  At December 31, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.4 billion with a duration of 2.5.  The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their December 31, 2000 levels is a loss of approximately $11.7 million, representing an increase in the fair value of its fixed-rate assets that is not offset by an increase in the fair value of its fixed-rate liabilities.  Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

      INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary.  In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available.  For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and,if available, the current fair value of the underlying collateral.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $7.2 million of bonds at December 31, 2000, and constituted less than 0.5% of total invested assets.  At December 31, 1999, defaulted investments totaled $1.8 million (including $0.9 million of mortgage loans and $0.9 million of bonds) and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales.  At December 31, 2000, approximately $604.4 million of the Company's Bond Portfolio had an aggregate unrealized loss of $46.5 million, while approximately $633.1 million of the Bond Portfolio had an aggregate unrealized gain of $14.6 million.  In addition, the Company's investment portfolio currently provides approximately $15.4 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

ITEM 9.       CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and principal officers of First SunAmerica Life Insurance Company (the "Company") as of March 23, 2001 are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations).

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position (s)	Position	Last Five Years**	From-To

Jay S. Wintrob*	43	President,	2000	Vice Chairman and	1998-2000
		Chairman, and	2001	Chief Operating
		Chief Executive		Officer of SAI
		Officer of the		(Joined SAI in 1987)
		Company
		President and	2000
		Chief Executive	2001
		Officer of
		SunAmerica Inc.
		("SAI")	2001

Thomas W. Baxter	46	Director	1999	Partner, O'Melveny & Myers LLP	1991 to present

James R. Belardi*	43	Senior Vice	1999	(Joined SAI in 1986)
		President of the Company
		Executive Vice	1995
		President of SAI

Marc H. Gamsin*	45	Senior Vice	1999	Executive Vice President,	1998 to Present
		President of the Company		SunAmerica Investments, Inc. (GA)
		Executive Vice	2001	Senior Vice President,	1996-2001
		President of SAI		SAI
				Executive Vice President	1997-1998
				SunAmerica Investments Inc. (DE)
				Partner, O'Melveny & Myers, LLP	1976-1996
				Senior Vice President of SAI	1992-2001

N. Scott Gillis*	47	Senior Vice	2000	Senior Vice President and Controller,	1994-1999
		President of the Company		SunAmerica Life
		Vice President	1997	Companies ("SLC")
		and Controller of SAI	2000	(Joined SAI in 1985)

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position (s)	Position	Last Five Years**	From-To

Lawrence M. Goldman*	39	Vice President,	1999	Associate General Counsel	1998-2000
		Co-General Counsel		of SAI
		and Assistant		Senior Vice President	1995-1998
		Secretary of the		Imperial Premium
		Company		Finance, Inc.
		Vice President,	2000
		Co-General Counsel,
		and Assistant
		Secretary of
		of the Company

Jana W. Greer*	48	Senior Vice	1994	Senior Vice President	1992-2001
		President of the Company		of SAI
		Senior Vice
		President of SAI	1992

Vicki E. Marmorstein	48	Director	1999	Partner, Latham & Watkins	1995 to present
				Partner, Coudert Brothers	1979-1995

Margery K. Neale	41	Director	1996	Partner, Swidler,	1990 to present
				Berlin, Shereff &
				Friedman, LLP

Christine A. Nixon*	36	Vice President	1999	Associate General	1997-2000
		Co-General Counsel		Counsel of SAI
		and Secretary		Associate Counsel	1993-1997
		of the Company		of SAI
		Vice President,	2000
		Co-General Counsel
		and Secretary of SAI

Lester Pollack	67	Director	1987	Chief Executive	1986 to present
				Officer, Centre Partners, L.P.
				Managing Partner,	1986 to present
				Lazard Freres & Co.
				Senior Managing	1988 to present
				Director, Corporate
				Advisors, L.P

Debbie Potash-Turner	41	Director	1999	Senior Vice President	1988 to present
				and Chief Financial
				Officer, SunAmerica
				Asset Management Corp.
				Vice President, Royal	1990-1998
				Alliance Associates, Inc.

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

Name	Age	Present Position (s)	Year Assumed Position	Other Positions and Other Business Experience Within Last Five Years**	From-To

Richard D. Rohr	74	Director	1987	Partner, Bodman,	1958 to
				Longley & Dahling	present

P. Daniel Demko, Jr.	51	Vice President	1999	Executive Vice President,	1998 to
		of the Company		SunAmerica Retirement	present
				Markets, Inc.
				President & Vice	1995-1998
				Chairman, Global Health
				Network, LLC
				Owner, P. Demko Company	1992-1995

Maurice S. Hebert	38	Vice President	2000	Vice President and	1998-2000
		and Controller		Assistant Controller,
		of the Company		SunAmerica Financial
				Director, Investment	1997-1998
				Accounting, SAI
				Manager, Investment	1993-1997
				Accounting, SAI

Gregory M. Outcalt	38	Senior Vice	2000	Vice President, SLC	1993-1999
		President		(Joined SAI in 1986)
		of the Company

Stewart R. Polakov	41	Vice President	2000	Vice President,	1997-1999
		of the Company		SunAmerica Financial
				Director, Investment	1994-1997
				Accounting of SAI
				(Joined SAI in 1991)

Edwin R. Raquel	43	Senior Vice	1995	Vice President and	1990-1995
		President and		Actuary, SLC
		Chief Actuary
		of the Company

Scott H. Richland	38	Vice President	1994	Senior Vice President	1997-1998
		of the Company		and Treasurer of SAI
		Senior Vice	1997	Vice President and	1995-1997
		President of SAI		Treasurer of SAI
				(Joined SAI in 1990)

Ron H. Tani	38	Vice President	2000	Vice President,	2000 to
		of the Company		SunAmerica Financial	Present
				Director,	1995-2000
				Product Development

Mark A. Zaeske	33	Treasurer of	2001	Assistant Treasurer,	1999-2000
		the Company		Citigroup
		Treasurer of		Associate Director,	1996-1999
		SAI	2000	Citigroup
				Treasury Financial	1994-1996
				Analyst, Atlantic
				Richfield Company

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.     EXECUTIVE COMPENSATION

     All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company.  Some of the officers also serve as officers of other companies affiliated with the Company.  Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company.  No executive officer of the Company earned allocated cash compensation in excess of $100,000.  Jay Wintrob, Chief Executive Officer and President of the Company, earned allocated cash compensation of $72,000.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

     Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit No.	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), Anchor National Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI's 1998 Annual Report on Form 10-K, filed December 21, 1998.
3(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation are incorporated herein by reference to Exhibit 3(a) of the Company's 1997 Annual Report on Form 10-K, filed September 22, 1997.
3(b)	Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.
4(a)	Agreement and Plan of Merger and Amended and Restated. Certificate of Incorporation, filed with the State of New York, Insurance Department, effective as of October 31, 1997. See Exhibit 3(a).
4(b)	Bylaws, as amended January 1, 1996. See Exhibit 3(b).

REPORTS ON FORM 8-K No current report on Form 8-K was filed during the three months ended December 31, 2000.
27

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

BY /S/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President and Director

March 26, 2001

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAY S. WINTROB	Chief Executive Officer,	March 26, 2001
Jay S. Wintrob	President and Director

/s/ N. SCOTT GILLIS	Senior Vice President and	March 26, 2001
N. Scott Gillis	Director (Principal
Financial Officer)

/s/ Maurice S. Hebert	Vice President and	March 26, 2001
Maurice S. Hebert	Controller (Principal
Accounting Officer)

/s/ JAMES R. BELARDI	Senior Vice President	March 26, 2001
James R. Belardi	and Director

/s/ MARC H. GAMSIN	Senior Vice President	March 26, 2001
Marc H. Gamsin	and Director

/s/ JANA W. GREER	Senior Vice President	March 26, 2001
Jana W. Greer	and Director

/s/ EDWIN R. RAQUEL	Senior Vice President	March 26, 2001
Edwin R. Raquel	and Chief Actuary

FIRST SUNAMERICA LIFE INSURANCE COMPANY INDEX TO FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2

Balance Sheet - December 31, 2000 and December 31, 1999	F-3

Statement of Income and Comprehensive Income - Year Ended
December 31, 2000, December 31, 1999, Three Months Ended
December 31, 1998 and Year Ended September 30, 1998	F-4 to F-5

Statement of Cash Flows - Years Ended December 31, 2000
December 31, 1999, Three Months Ended December 31, 1998 and
Year Ended September 30, 1998	F-6 to F-7

Notes to Financial Statements	F-8 to F-25

Report of Independent Accountants

To the Board of Directors and Shareholder of
First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, for the three months ended December 31, 1998 and for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Woodland Hills, California
January 31, 2001

FIRST SUNAMERICA LIFE INSURANCE COMPANY BALANCE SHEET
	December 31,
	2000	1999

	(In thousands)

ASSETS

Investments:
Cash and short-term investments	$40,704	$29,350
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
December 2000, $1,269,340;
December 1999, $1,587,116)	1,237,469	1,522,921
Common stocks available for sale, at fair
value (cost: December 2000,
$812)	785	---
Mortgage loans	167,408	211,867
Other invested assets	39,881	42,604

Total investments	1,486,247	1,806,742

Variable annuity assets held in separate
accounts	565,547	558,605
Accrued investment income	14,809	24,076
Deferred acquisition costs	124,451	137,637
Income taxes currently receivable from Parent	8,067	6,638
Deferred income taxes	7,914	18,275
Other assets	7,338	3,539

TOTAL ASSETS	$2,214,373	$2,555,512

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,186,996	$1,523,641
Reserves for universal life insurance
contracts	249,987	277,250
Other liabilities	24,215	34,776

Total reserves, payable
and accrued liabilities	1,461,198	1,835,667

Variable annuity liabilities related to
separate accounts	565,547	558,605

Shareholder's equity:
Common Stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	49,689	42,409
Accumulated other comprehensive loss	(9,489)	(28,597)

Total shareholder's equity	187,628	161,240

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,214,373	$2,555,512

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

Investment income	$119,576	$125,423	$27,663	$115,916

Interest expense on:
Fixed annuity contracts	(65,097)	(76,114)	(18,406)	(80,624)
Universal life insurance contracts	(12,363)	(6,475)	---	---
Senior indebtedness	---	---	(1)	(109)

Total interest expense	(77,460)	(82,589)	(18,407)	(80,733)

NET INVESTMENT INCOME	42,116	42,834	9,256	35,183

NET REALIZED INVESTMENT GAINS (LOSSES)	(20,779)	(11,178)	797	4,690

Fee income:
Variable annuity fees	9,140	6,600	1,189	3,607
Universal life insurance fees, net	2,166	1,115	---	---
Surrender charges	3,776	3,296	662	4,350

TOTAL FEE INCOME	15,082	11,011	1,851	7,957

GENERAL AND ADMINISTRATIVE EXPENSES	(4,796)	(5,260)	(1,201)	(1,721)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(19,399)	(22,664)	(5,046)	(17,120)

ANNUAL COMMISSIONS	(619)	(450)	(90)	(348)

PRETAX INCOME	11,605	14,293	5,567	28,641
Income tax expense	(4,325)	(6,621)	(2,191)	(12,106)

NET INCOME	$7,280	$7,672	$3,376	$16,535

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS)
NET OF TAX:
Net unrealized gains (losses)
on debt and equity securities
available for sale identified
in the current period (net of
income tax expense of $4,855,
income tax benefit of $17,411
and $2,203 and income tax
expense of $2,076 for the years
ended December 31, 2000 and 1999
the three months ended December 31,
1998 and the year ended
September 30, 1998,
respectively)	$9,019	$(32,333)	$(4,094)	$3,856

Less reclassification adjustment
for net realized losses (gains)
included in net income (net of
income tax expense of $5,433 and
$661 and income tax benefit of
$357 and $1,300 for the years
ended December 31, 2000 and
1999, the three months ended
December 31, 1998 and
the year ended
September 30, 1998,
respectively)	10,089	1,226	(662)	(2,414)

OTHER COMPREHENSIVE INCOME (LOSS)	19,108	(31,107)	(4,756)	1,442

COMPREHENSIVE INCOME	$26,388	$(23,435)	$(1,380)	$17,977

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS
	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$7,280	$7,672	$3,376	$16,535
Adjustments to reconcile net
income to net cash provided
by operating activities:
Interest credited to:
Fixed annuity contracts	65,097	76,114	18,406	80,624
Universal life insurance
contracts	12,363	6,475	---	---
Net realized investment
(gains) losses	20,779	11,178	(797)	(4,690)
Accretion of net
discounts on investments	(4,538)	(4,123)	(377)	(1,985)
Amortization of goodwill	---	691	14	58
Provision for deferred
income taxes	73	(5,317)	981	(389)
Change in:
Accrued investment income	9,267	(5,907)	---	---
Deferred acquisition costs	10,286	5,381	4,256	5,642
Income taxes receivable/
payable	(1,429)	(16,782)	(33)	7,941
Other liabilities	(1,938)	22,625	---	---
Other, net	868	(1,042)	(1,945)	8,472

NET CASH PROVIDED BY OPERATING
ACTIVITIES	118,108	96,965	23,881	112,208

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of:
Bonds and notes	(33,317)	(497,462)	(323,897)	(761,591)
Mortgage loans	(7,158)	(66,338)	---	(82,256)
Common stocks	(813)	---	---	---
Other investments, excluding
short-term investments	---	---	---	(11)
Sales of:
Bonds and notes	171,702	399,790	271,632	864,763
Other investments, excluding	487	914	---	494
short-term investments
Redemptions and maturities of:
Bonds and notes	162,464	73,380	18,231	81,254
Mortgage loans	51,998	31,188	11,253	24,501
Other investments, excluding
short-term investments	2,324	580	320	---
Short-term investments received
from (transferred to) Anchor National
Life Insurance Company in assumption
Reinsurance transaction with MBL Life
Assurance Corporation	(16,741)	371,634	---	---

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	$330,946	$313,686	$(22,461)	$127,154

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS (Continued)
		Years Ended December 31,			Three Months Ended December 31, 1998		Year Ended September 30, 1998

		2000	1999

	(In thousands)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Premium receipts on:
Fixed annuity contracts		$41,365		$36,249		$19,411	$130,851
Universal life insurance
contracts		10,931		4,790		---	---
Net exchanges from the fixed
accounts of variable annuity
contracts		(47,090)		(37,223)		(9,340)	(47,852)
Withdrawal payments on:
Fixed annuity contracts		(331,775)		(350,019)		(49,744)	(221,629)
Universal life insurance
contracts		(40,789)		(13,781)		---	---
Claims and annuity payments on:
Fixed annuity contracts		(33,171)		(31,906)		(7,697)	(36,892)
Universal life insurance
Contracts		(28,611)		(7,877)		---	---
Net receipts from (repayments
of) other short-term
financings		(8,560)		---		8,737	(23,970)
Cession of non-annuity
product lines		---		---		---	(34,776)

NET CASH USED IN
FINANCING ACTIVITIES		(437,700)		(399,767)		(38,633)	(234,268)

NET INCREASE (DECREASE) IN CASH
AND SHORT-TERM INVESTMENTS		11,354		10,884		(37,213)	5,094

CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD		29,350		18,466		55,679	50,585

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD		$40,704		$29,350		$18,466	$55,679

SUPPLEMENTAL CASH FLOW
INFORMATION:

Interest paid on indebtedness	$	---	$	---		$1	$109

Net income taxes paid to Parent		$5,681		$28,720	$	---	$5,439

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

First SunAmerica Life Insurance Company (the "Company") is a New York-domiciled life insurance company engaged primarily in the business of selling and administering fixed and variable annuities and universal life contracts in the State of New York.

The Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

Net investment income
(including net realized
investment losses) on
fixed rate products	$21,337	$31,656	$10,053	$39,873

Fee income:
Variable annuity fees	9,140	6,600	1,189	3,607
Universal life insurance
fees	2,166	1,115	---	---
Surrender charges	3,776	3,296	662	4,350

Total fee income	15,082	11,011	1,851	7,957

Total	$36,419	$42,667	$11,904	$47,830

Substantially all of the Company's reserves are derived from the United States. Products are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. Two independent selling organizations in the annuity operations represented approximately 13.7% and 10.8% of sales in the year ended December 31, 2000 and approximately 19.3% and 11.1% of sales in the year ended December 31, 1999. No other independent selling organization was responsible for 10% of sales for any such period.

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS

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

2.

BUSINESS COMBINATION

On March 31, 1997, SunAmerica Life Insurance Company, the direct parent of the Company, completed the acquisition of all of the outstanding stock of John Alden Life Insurance Company of New York ("JANY").  On October 31, 1997, JANY was merged with and into the Company.  On the date of acquisition, JANY had assets having an aggregate fair value of $1,536,179,000, composed primarily of invested assets totaling $1,403,807,000.  Liabilities assumed in this acquisition totaled $1,411,179,000, including $1,363,764,000 of fixed annuity reserves.  The excess of the purchase price over the fair value of the net assets acquired, amounting to $125,000,000 at the date of acquisition was included in Deferred Acquisition Costs in the balance sheet.  The acquisition was accounted for by using the purchase method of accounting and the merger by using the pooling method  from  the  date  of  acquisition  through  the date of merger.

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bonds, notes and redeemable preferred stocks available for sale are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity.  Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary.  Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses.  Common stock is carried at fair value.  Other invested assets include real estate, which is reduced by impairment provisions, and policy loans, which are carried at unpaid balances.

Realized gains and losses on the sale of investments are recognized in operations  at  the  date  of  sale  and  are  determined by using the specific cost identification method.  Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

DEFERRED ACQUISITION COSTS:  Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts.  Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, surrender charges and direct administrative expenses.  Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.  The Company capitalized DAC of $9,944,000 and $27,282,000 for the years ended December 31, 2000, and 1999, respectively.

As  debt  and  equity  securities  available  for  sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged  directly  to shareholder's equity.  DAC has been increased by $17,300,000 and $20,200,000 at December 31, 2000 and 1999 respectively.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

VARIABLE ANNUITY ASSETS AND LIABILITIES:  The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts.  The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks.  Such fees are included in Variable Annuity Fees in the income statement.

CONTRACTHOLDER RESERVES:  Contractholder reserves for fixed annuity contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees). Contracholder reserves for universal life insurance contracts are equal to the policyholders' account values before surrender charges.

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

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  The Company has reviewed and continues to review the effect of the implementation of SFAS 133, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and related implementation guidance.  This statement requires the Company to recognize all derivatives in the balance sheet measuring these derivatives at fair value.  The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction.  SFAS 133 was postponed by SFAS 137, and now will be effective for the Company as of January 1, 2001. Because of the Company's minimal use of Derivatives, the  new  Statement will not have a significant effect on either the earnings or the financial position of the Company.

4.	FISCAL YEAR CHANGE

Effective December 31, 1998, the Company changed its fiscal year end from  September 30  to   December 31.   Accordingly,   the   financial statements include the results of operations and cash flows for the three-month transition period ended December 31, 1998.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

4.	FISCAL YEAR CHANGE (Continued)

Such results are not necessarily indicative of operations for a full year.  The financial statements as of and for the three months ended December 31, 1998 were originally filed as the Company's unaudited Transition  Report on Form 10-Q.

Three Months Ended December 31, 1997

(In thousands)

Investment income	$29,487

Net investment income	8,152

Net realized investment gains	2,075

Total fee income	1,653

Pretax income	7,193

Net income	$4,274

5.	ACQUISITION

On December 31, 1998, ANLIC acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance  transaction, for a cash   purchase  price  of  $128,420,000.  As part of this transaction, ANLIC acquired assets having an aggregate fair value of $5,718,227,000 composed primarily  of  invested  assets   totaling $5,715,010,000.   Liabilities assumed in this  acquisition  totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves.

Included in the block of business acquired from MBL Life were policies whose owners are residents of the State of New York ("the New York Business").  On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement.  As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company.  On a pro forma basis, assuming the MBL Life acquisition had been consummated on October 1, 1997, the beginning of the earliest period presented here, investment income would have been $150,619,000 and $164,183,000 for the years ended December 31, 1999 and September 30, 1998, respectively.  Net income would have been $9,364,000 and $19,920,000 for the years ended December 31, 1999 and September 30, 1998, respectively. The $128,420,000 purchase price was allocated between the Company and ANLIC based on the estimated future gross profits of the two blocks of business.  The portion allocated to the Company was $10,000,000.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

5.	ACQUISITION (Continued)

As part of the Acquisition, ANLIC received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements.  Included in the ANLIC's reserves transferred to the Company in 1999 were $34,657,000 of such policy enhancement reserves.  A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999.  Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to ANLIC by the Company. The enhancements are to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates.  The Company's portion of the payment due on January 1, 2000 amounted to $4,910,832 and was either credited to these policyholders or paid as benefits through withdrawals or accelerated death benefits during 2000. The Company's reserve  for the remaining payments totaled $13,333,000 at December 31, 2000.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS
The amortized cost and estimated fair value of bonds and notes available for sale by major category follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$520	$521
Mortgage-backed securities	557,060	556,929
Securities of public utilities	25,290	25,384
Corporate bonds and notes	491,898	460,152
Other debt securities	194,572	194,483

Total	$1,269,340	$1,237,469

AT DECEMBER 31, 1999:

Securities of the United States
Government	$1,479	$1,347
Mortgage-backed securities	602,095	574,247
Securities of public utilities	41,758	41,071
Corporate bonds and notes	667,450	637,985
Other debt securities	274,334	268,271

Total	$1,587,116	$1,522,921

The amortized cost and estimated fair value of bonds and notes available for sale by contractual maturity, as of December 31, 2000, follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due in one year or less	$15,970	$15,939
Due after one year through five years	261,346	260,629
Due after five years through ten years	290,560	262,692
Due after ten years	144,404	141,280
Mortgage-backed securities	557,060	556,929

Total	$1,269,340	$1,237,469

Actual maturities of bonds and notes will differ from those shown above due to prepayments and redemptions.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS (Continued)
Gross unrealized gains and losses on bonds and notes available for sale by major category follow:

	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$1	$	---
Mortgage-backed securities	6,238		(6,369)
Securities of public utilities	286		(192)
Corporate bonds and notes	4,857		(36,603)
Other debt securities	3,203		(3,292)

Total	$14,585		$(46,456)

AT DECEMBER 31, 1999:

Securities of the United States
Government	$5		$(137)
Mortgage-backed securities	873		(28,721)
Securities of public utilities	56		(743)
Corporate bonds and notes	2,867		(32,332)
Other debt securities	454		(6,517)

Total	$4,255		$(68,450)

Gross unrealized gains on equity securities available for sale aggregated $6,000 at December 31, 2000. Gross unrealized losses on equity securities available for sale aggregated $34,000 at December 31, 2000. There were no gross unrealized gains or losses on equity securities available for sale at December 31, 1999.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS (Continued)
Gross realized investment gains and losses on sales of investments are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

BONDS, NOTES AND REDEEMABLE
PREFERRED STOCKS:

Realized gains	$3,221	$6,040	$4,290	$13,067
Realized losses	(3,147)	(9,688)	(1,843)	(7,509)

MORTGAGE LOANS:
Realized losses	---	---	---	(289)

OTHER INVESTMENTS:
Realized gains	---	164	---	22
Realized losses	(48)	---	---	(209)

IMPAIRMENT WRITEDOWNS	(20,805)	(7,694)	(1,650)	(392)

Total net realized
investment gains
(losses)	$(20,779)	$(11,178)	$797	$4,690

The sources and related amounts of investment income are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

Short-term investments	$1,671	$4,795	$1,122	$2,340
Bonds and notes	99,241	103,503	22,811	100,808
Mortgage loans	17,547	17,139	3,980	13,901
Other invested assets	3,127	1,839	97	447

Gross investment income	$121,586	$127,276	$28,010	$117,496
Less: investment expenses	(2,010)	(1,853)	(347)	(1,580)

Total investment income	$119,576	$125,423	$27,663	$115,916

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

6.	INVESTMENTS (Continued)

The carrying value of investments in any one entity or its affiliates exceeding 10% of the Company's shareholder's equity at December 31, 2000 is as follows:

               Short-term investments
                        Northern Trust Corp.           $18,971,000

At December 31, 2000, mortgage loans were collateralized by properties located in 32 states, with loans totaling approximately 28% of the aggregate carrying value of the portfolio secured by properties located in California, approximately 23% by properties located in New York and Michigan and no more than 5% of the portfolio was secured by properties located in any other single state.

At December 31, 2000, bonds and notes included $89,252,000 of bonds and notes not rated investment grade.  The Company had no material concentrations of non-investment-grade assets at December 31, 2000.

At December 31, 2000, the carrying value of investments in default as to the payment of principal or interest was $4,357,000 which approximates its estimated fair value.

At December 31, 2000, $520,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:  Fair value is based principally on independent pricing services, broker quotes and other independent information.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

MORTGAGE LOANS:  Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

POLICY LOANS:  Carrying value is considered a reasonable estimate of fair value.

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

VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Variable annuity liabilities are carried at the market value of the underlying securities of the variable annuity assets held in separate accounts.

The estimated fair values of the Company's financial instruments at December 31, 2000 and December 31, 1999, compared with their respective carrying values, are as follows:

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2000:

ASSETS:
Cash and short-term investments	$40,704	$40,704
Bonds and notes	1,237,469	1,237,469
Mortgage loans	167,408	172,600
Policy loans	39,881	39,881
Common stock	785	785
Variable annuity assets held in separate accounts	565,547	565,547

LIABILITIES:
Reserves for fixed annuity contracts	1,186,996	1,115,964
Variable annuity liabilities related
to separate accounts	565,547	565,547

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 1999:

ASSETS:
Cash and short-term investments	$29,350	$29,350
Bonds and notes	1,522,921	1,522,921
Mortgage loans	211,867	211,197
Variable annuity assets held in separate accounts	558,605	558,605

LIABILITIES:
Reserves for fixed annuity contracts	1,523,641	1,458,786
Variable annuity liabilities related
to separate accounts	558,605	558,605

8.	REINSURANCE

The Company guarantees a minimum level of death benefits for the majority of the Company's separate account contracts.  If assets in these separate accounts are insufficient to fund minimum policy benefits, the Company is obligated to pay the difference.  The Company does not expect its obligations under  these guarantees to have a material impact on the Company's financial condition or results of operations.

The business which was assumed from MBL Life is subject to existing reinsurance ceded agreements.  The agreements, which represent predominantly yearly renewable term insurance, allow for maximum retention on any single life of $2,000,000.  In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life.  At December 31, 2000, a total reserve credit of $407,000 was taken against the life insurance reserves.  With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.  The Company monitors its credit exposure with respect to these agreements.  However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company's current financial strength and counterparty credit ratings from Standard & Poor's are based in part on a guarantee (the "Guarantee") of the Company's insurance policy obligations by American Home Assurance Company ("American Home"), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important member of AIG.  The Guarantee is unconditional and irrevocable, and policyholders have the right to enforce the Guarantee directly against American Home.

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

In the ordinary course of business, the Company is obligated to purchase approximately $17.0 million of asset backed securities as of December 31, 2000.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER'S EQUITY

The Company is authorized to issue 300 shares of its $10,000 par value Common Stock.  At December 31, 2000 and December 31, 1999, 300 shares were outstanding.

Changes in shareholder's equity are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

ADDITIONAL PAID-IN
CAPITAL:
Beginning balances	$144,428	$144,428	$144,428	$144,428

Ending balances	$144,428	$144,428	$144,428	$144,428

RETAINED EARNINGS:
Beginning balances	$42,409	$34,737	$31,361	$14,826
Net income	7,280	7,672	3,376	16,535

Ending balances	$49,689	$42,409	$34,737	$31,361

ACCUMULATED OTHER
COMPREHENSIVE INCOME
(LOSS):
Beginning balances	$(28,597)	$2,510	$7,266	$5,824
Change in net
unrealized gains
(losses) on bonds
and notes available
for sale	32,324	(83,948)	(21,416)	1,028
Change in net
unrealized gains
(losses) on equity
securities	(27)	(9)	---	(10)
Change in adjustment
to deferred
acquisition costs	(2,900)	36,100	14,100	1,200
Tax effects of net
changes	(10,289)	16,750	2,560	(776)

Ending balances	$(9,489)	$(28,597)	$2,510)	$7,266

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER'S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the New York Department of Insurance are limited by statute.  The maximum amount of dividends which can be paid to stockholders by a life insurance company domiciled in the State of New York without obtaining the prior approval of the Director of Insurance is limited to the lesser of the Company's net gain from operations of preceding year's statement or 10% of preceding year's statutory surplus.  No dividends were declared or paid in 2000.  Currently, the maximum amount of dividends, which can be paid to stockholders in the year 2001, would be 10% of the Company's December 31, 2000 surplus, or $12,929,000.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the years ended December 31, 2000, 1999 and 1998 was approximately $21,597,000, $14,210,000 and $16,263,000, respectively.  The Company's statutory capital and surplus totaled approximately $132,289,000 at December 31, 2000 and $111,338,000 at December 31, 1999.

In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification").  Codification is effective January 1, 2001 and  replaces the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting practices.  Codification has been adopted by all fifty states as the prescribed basis of accounting.  New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York).  The impact of Codification on the Company's statutory surplus is not expected to be material.

11.	INCOME TAXES
The components of the provisions for federal income taxes on pretax income consist of the following:

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

December 31, 2000:

Currently payable	$(1,751)	$6,003	$4,252
Deferred	(5,960)	6,033	73

Total income tax expense	$(7,711)	$12,036	$4,325

December 31, 1999:

Currently payable	$2,345	$9,593	$11,938
Deferred	(6,772)	1,455	(5,317)

Total income tax expense
(benefit)	$(4,427)	$11,048	$6,621

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

December 31, 1998:

Currently payable	$1,165	$45	$1,210
Deferred	(595)	1,576	981

Total income tax expense	$570	$1,621	$2,191

September 30, 1998:

Currently payable	$2,711	$9,784	$12,495
Deferred	(515)	126	(389)

Total income tax expense	$2,196	$9,910	$12,106

Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

Amount computed at
statutory rate	$4,062	$4,984	$1,949	$10,024
Increases (decreases)
resulting from:
Amortization of
differences between
book and tax bases
of net assets
acquired	---	223	5	20
State income taxes,
net of federal tax
benefit	541	1,817	237	2,042
Dividends-received
deduction	(837)	(263)	---	---

Other, net	559	(140)	---	20

Total income tax
expense	$4,325	$6,621	$2,191	$12,106

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the (receivable) liability for Deferred Income Taxes are as follows:

	December 31, 2000	December 31, 1999

	(In thousands)

DEFERRED TAX LIABILITIES:
Deferred acquisition costs	$21,979	$22,643
Other liabilities	100	44

Total deferred tax liabilities	22,079	22,687

DEFERRED TAX ASSETS:
Contractholder reserves	(10,665)	(18,026)
Net unrealized losses on debt and
equity securities available for sale	(5,110)	(15,398)
Other assets	(14,218)	(7,538)

Total deferred tax assets	(29,993)	(40,962)

Deferred income taxes	$(7,914)	$(18,275)

In the Company's opinion, the deferred taxes will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income to realize the tax benefits

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS

The Company pays commissions to six affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp., Financial Services Corp., Sentra Securities Corp., Spelman & Co. Inc. and Royal Alliance Associates, Inc.  Commissions paid to these broker-dealers totaled $2,058,000 in the year ended December 31, 2000, $1,976,000 in the year ended December 31, 1999, $615,000 in the three months ended December 31, 1998 and $3,855,000 in the year ended September 30, 1998.  These broker-dealers represent a significant portion of the Company's business, amounting to 30.5%, 37.5%, 27.8% and 33.0% of premiums for each of the respective periods.  No single unaffiliated broker-dealer was responsible for more than 15% of total premiums in the year ended December 31, 2000.

The Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and SunAmerica, an indirect parent.  Amounts paid for such services totaled $8,229,000 for the year ended December 31, 2000, $7,959,000 for the year ended December 31, 1999, $1,631,000 for the three months ended December 31, 1998 and $3,877,000 for the year ended September 30, 1998.  The marketing components of such costs during these periods amounted to $3,581,000, $2,907,000, $630,000 and $1,877,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs.  The other components of these costs are included in General and Administrative Expenses in the income statement.

During the year ended December 31, 2000, the Company transferred $16,741,000 in cash and short-term investments to ANLIC related to an actuarial adjustment on the policy enhancements related to the Acquisition (See Note 5).

During the year ended December 31, 1999 ANLIC transferred short-term investments, bonds and policy loans to the Company with an aggregate fair value of $678,272,000 as part of the transfer of the New York Business from the Acquisition (See Note 5).

