Form 10-Q
period 2001-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2001-05-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001 Commission File No. 33-5014 FIRST SUNAMERICA LIFE INSURANCE COMPANY
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

       THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON NOVEMBER 13, 2000 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY INDEX
Page Number(s)

Part I - Financial Information
Balance Sheet (Unaudited) - March 31, 2001 and December 31, 2000	3
Statement of Income and Comprehensive Income (Unaudited)- Three Months Ended March 31, 2001 and 2000	4
Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2001 and 2000	5-6
Notes to Financial Statements (Unaudited)	7
Management's Discussion and Analysis of Financial Condition and Results of Operations	8-20
Quantitative and Qualitative Disclosures About Market Risk	21
Part II - Other Information	22-23

FIRST SUNAMERICA LIFE INSURANCE COMPANY BALANCE SHEET (Unaudited)
	March 31, 2001	December 31, 2000
	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$36,999	$40,704
Bonds, notes and redeemable preferred
stocks available for sale, at fair
value (amortized cost: March 31, 2001,
$1,246,208; December 2000, $1,269,340)	1,242,589	1,237,469
Common stocks available for sale, at fair
value (cost: March 31, 2001 and
December 2000, $812)	420	785
Mortgage loans	165,144	167,408
Policy loans	39,422	39,881

Total investments and cash	1,484,574	1,486,247

Variable annuity assets held in separate
accounts	501,070	565,547
Accrued investment income	11,946	14,809
Deferred acquisition costs	107,747	124,451
Income taxes currently receivable from Parent	4,461	8,067
Defered income taxes	7,674	7,914
Other assets	6,841	7,338

TOTAL ASSETS	$2,124,313	$2,214,373

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,136,158	$1,180,665
Reserves for universal life insurance
contracts	252,186	256,318
Other liabilities	39,759	24,215

Total reserves, payables and accrued
liabilities	1,428,103	1,461,198

Variable annuity liabilities related to
separate accounts	501,070	565,547

Shareholder's equity:
Common Stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	48,695	49,689
Accumulated other comprehensive loss	(983)	(9,489)

Total shareholder's equity	195,140	187,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,124,313	$2,214,373

See accompanying notes to financial statements
3

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

Investment income	$26,915	$32,836

Interest expense on:
Fixed annuity contracts	(13,772)	(18,305)
Universal life insurance contracts	(2,931)	(3,132)

Total interest expense	(16,703)	(21,437)

NET INVESTMENT INCOME	10,212	11,399

NET REALIZED INVESTMENT LOSSES	(10,629)	(1,513)

Fee income:
Variable annuity fees	2,093	2,204
Universal life insurance fees, net	1,037	500
Surrender charges	696	772

TOTAL FEE INCOME	3,826	3,476

GENERAL AND ADMINISTRATIVE EXPENSES	(761)	(954)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(4,202)	(4,809)

ANNUAL COMMISSIONS	(175)	(173)

PRETAX INCOME (LOSS)	(1,729)	7,426

Income tax benefit (expense)	735	(2,879)

NET INCOME (LOSS)	$(994)	$4,547

OTHER COMPREHENSIVE INCOME (LOSS), NET OF
TAX:
Net unrealized gains (losses) on debt and
equity securities available for sale
identified in the current period
(net of income tax expense of $2,878
for 2001 and income tax benefit of
$3,971 for 2000)	5,344	(7,375)
Less reclassification adjustment for
net realized losses included in net
income (net of income tax benefit of
$1,702 for 2001 and $363 for 2000)	3,162	675

OTHER COMPREHENSIVE INCOME (LOSS)	8,506	(6,700)

COMPREHENSIVE INCOME (LOSS)	$7,512	$(2,153)

See accompanying notes to financial statements.

4

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF CASH FLOWS For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(994)	$4,547
Adjustments to reconcile net income to net
cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	13,772	18,305
Universal life insurance contracts	2,931	3,132
Net realized investment losses	10,629	1,513
Accretion of net discounts on
investments	(816)	(999)
Provision for deferred income taxes	(4,341)	1,820
Change in:
Accrued investment income	2,863	3,592
Deferred acquisition costs	1,904	2,194
Income taxes receivable/payable	3,606	(816)
Other liabilities	(165)	(7,158)
Other, net	3,743	1,653

NET CASH PROVIDED BY OPERATING
ACTIVITIES	33,132	27,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(42,864)	(7,986)
Mortgage loans	(3,591)	(26)
Other investments, excluding short-term
investments	(28)	---
Sales of:
Bonds, notes and redeemable preferred stocks	49,809	83,497
Other investments, excluding short-term
investments	---	485
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	22,125	25,214
Mortgage loans	5,979	3,460
Other investments, excluding short-term
investments	488	617

NET CASH PROVIDED BY INVESTING
ACTIVITIES	$31,918	$105,261

See accompanying notes to financial statements
5

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENTS OF CASH FLOWS (Continued) For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001		2000
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts		$15,609	$6,841
Universal life insurance contracts		2,344	2,382
Net exchanges from the fixed accounts
of variable annuity contracts		(7,782)	(13,524)
Withdrawal payments on:
Fixed annuity contracts		(53,474)	(76,762)
Universal life insurance contracts		(8,388)	(8,217)
Claims and annuity payments on:
Fixed annuity contracts		(7,690)	(8,250)
Universal life insurance contracts		(5,220)	(6,208)
Net repayments of other
short-term financings		(4,154)	(7,948)

NET CASH USED BY FINANCING ACTIVITIES		(68,755)	(111,686)

NET INCREASE (DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS		(3,705)	21,358

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD		40,704	29,350

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD		$36,999	$50,708

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to Parent	$	---	$1,875

See accompanying notes to financial statements
6

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000, the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, contained in the Company's 2000 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133, and is now effective for the Company as of January 1, 2001. Because of the Company's minimal use of derivatives, the new Statement has no impact on either the earnings or the financial position of the Company at March 31, 2001.

FIRST SUNAMERICA LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months ended March 31, 2001 ("2001") and March 31, 2000 ("2000") follows. Certain items have been reclassified to conform to the current period's presentation.

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

RESULTS OF OPERATIONS

       NET LOSS totaled $1.0 million in 2001 compared with net income of $4.5 million in 2000.

       PRETAX LOSS totaled $1.7 million in 2001 compared with pretax income of $7.4 million in 2000. The decline in 2001 results compared to 2000 primarily resulted from increased net realized investment losses and decreased net investment income.

        NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $10.2 million in 2001, down from $11.4 million in 2000. These amounts equal 2.72% on average invested assets (computed on a daily basis) of $1.5 billion in 2001 compared with 2.50% on average invested assets of $1.8 billion in 2000.

        Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $91.4 million in 2001, compared with $66.7 million in 2000. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.44% in 2001 and 2.31% in 2000. The increase in the Spread Difference in 2001 compared to 2000 is due primarily to the decrease in the interest rates paid on interest-bearing liabilities as discussed below.

        Investment income (and the related yields on average invested assets) totaled $26.9 million (7.18%) in 2001, and $32.8 million (7.19%) in 2000.

        Expenses incurred to manage the investment portfolio amounted to $0.7 million in 2001 and $0.5 million in 2000. These expenses are included as a reduction to investment income in the income statement.

        Total interest expense equaled $16.7 million in 2001 and $21.4 million in 2000. The average rate paid on all interest-bearing liabilities was 4.74% in 2001, compared with 4.88% in 2000. Interest-bearing liabilities averaged $1.41 billion during 2001 and $1.76 billion during 2000. The decrease in interest rates paid and average liabilities in 2001 results primarily from the continued reduction of crediting rates and subsequent withdrawals on certain closed blocks of business.

        DECLINE IN AVERAGE INVESTED ASSETS largely results from the surrenders of certain closed blocks of fixed annuity policies. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums") partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $19.6 million in 2001 and $15.7 million in 2000 and are largely premiums for the fixed accounts of variable annuities. Such premiums have increased, in part, as a result of reallocation to fixed products in a declining stock market. On an annualized basis, these premiums represent 6% and 3%, respectively, of the related reserve balances at the beginning of 2001 and 2000.

        NET REALIZED INVESTMENT LOSSES totaled $10.6 million in 2001 and $1.5 million in 2000 and include impairment writedowns of $11.1 in 2001 and $1.2 million in 2000. Thus, net realized gains from sales and redemptions of investments totaled $0.5 million in 2001 compared to net losses of $0.3 million in 2000.

        The Company sold or redeemed invested assets, principally bonds and notes, aggregating $81.9 million in 2001, and $85.5 million in 2000. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the acquisition by the Company on July 1, 1999 of the New York individual life and individual and group annuity business of MBL Life Assuarance Corporation ("the Acquisition"). Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.14% and 0.06% of average invested assets in 2001 and 2000, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

        Impairment writedowns include $11.1 million and $1.2 million of provisions applied to bonds in 2001 and 2000, respectively. On an annualized basis, impairment writedowns represent 2.97% and 0.27% of average invested assets in 2001 and 2000, respectively. For the twenty quarters ended March 31, 2001, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.99% and have averaged 0.25%. Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in the net realizable value. Actual realization will be dependent upon future events.

        VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.1 million in 2001 and $2.2 million in 2000. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in both periods presented. Variable annuity assets averaged $546.7 million and $574.0 million during 2001 and 2000, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $5.5 million and $9.9 million in 2001 and 2000, respectively. On an annualized basis, these amounts represent 4% and 7% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified in variable annuity premiums. Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

        Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $20.0 million and $17.0 million in 2001 and 2000, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2001, principally as a result of 4 new funds offered by Polaris in December 2000, promotional rates during 2001, and enhanced relationships with New York based investment firms.

        The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

        UNIVERSAL LIFE INSURANCE FEES amounted to $1.0 million and $0.5 million in 2001 and 2000, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on premiums received and administrative fees net of excess mortality expense on these contracts. The Company does not actively market universal life insurance contracts. Such fees annualized represent 1.7% and 0.7% of average reserves for universal life insurance contracts in the respective periods. Universal life insurance fees have increased in 2001, principally as a result of better than normal mortality experience in the quarter, which cannot necessarily be expected to continue in future quarters.

        SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $0.7 million in 2001 and $0.8 million in 2000. Surrender charges generally are assessed on withdrawels at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and periodic annuity benefits, totaled $70.6 million in 2001, compared with $93.2 million in 2000. Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 14.8% and 16.4% for 2001 and 2000, respectively. Withdrawals include variable annuity payments from the separate accounts totaling $8.7 million (6.4% of average variable annuity reserves) in 2001 and $8.2 million (5.8% of average variable annuity reserves) in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES totaled $0.8 million in 2001 and $1.0 million in 2000. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

        AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.2 million in 2001, compared with $4.8 million in 2000. The decrease in amortization is related to the impact of net realized capital losses.

        ANNUAL COMMISSIONS totaled $0.2 million in both 2001 and 2000. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 75% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

        INCOME TAX BENEFIT totaled $0.7 million in 2001 and income tax expense totaled $2.9 million in 2000, representing effective tax rates of 43% and 39%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        SHAREHOLDER'S EQUITY increased to $195.1 million at March 31, 2001 from $187.6 million at December 31, 2000, due principally to $8.5 million decrease in accumulated other comprehensive loss offset by the $1.0 million of net loss recorded in 2001.

        INVESTED ASSETS at March 31, 2001 totaled $1.48 billion, compared with $1.49 billion at December 31, 2000. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

        THE BOND PORTFOLIO, which constituted 84% of the Company's total investment portfolio at March 31, 2001, had an amortized cost that was $3.6 million greater than its aggregate fair value at March 31, 2001 and $31.9 million greater than its aggregate fair value at December 31, 2000. The decrease in net unrealized losses on the Bond Portfolio during 2001 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2001.

        At March 31, 2001 the Bond Portfolio included $1.2 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $2.0 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2001, approximately $1.16 billion of the Bond Portfolio was investment grade, including $557.7 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

        At March 31, 2001, the Bond Portfolio included $86.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 4.1% of the Company's total assets and approximately 5.8% of its invested assets.

        Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material issuer concentrations of non-investment-grade securities at March 31, 2001.

        The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's Fitch, by NAIC Category			Total

S&P category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(A11 to A3)
[AAA to A-
{AAA to A-}	$ 935,281	$ 947,174	1	$ 24,314	$ 24,457	$ 959,595	$ 971,630	65.45%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	163,909	163,978	2	20,045	20,249	183,954	184,227	12.41%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	13,682	11,811	3	1,926	1,735	15,608	13,546	0.91%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	72,996	61,824	4	1,996	2,000	74,992	63,824	4.30%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	11,029	8,725	5	---	---	11,029	8,725	0.59%

CI to D
[DD]
{D}	399	220	6	452	417	851	637	0.04%

TOTAL RATED ISSUES	$1,197,296	$1,193,732		$ 48,733	$ 48,858	$1,246,029	$1,242,589

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)

S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's and Fitch ratings if rated by multiple agencies.

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $2.0 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

        Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $62.1 million at March 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2001, Secured Loans consisted of $19.4 million of publicly traded securities and $42.7 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 23% of these assets concentrated in utilities, 9% concentrated in technology, 8% concentrated in telecommunications and 8% concentrated in energy. No other industry concentration constituted more than 7% of these assets.

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

        MORTGAGE LOANS aggregated $165.1 million at March 31, 2001 and consisted of 111 commercial first mortgage loans with an average loan balance of approximately $1.5 million, collateralized by properties located in 32 states. Approximately 29% of this portfolio was office, 28% was retail, 17% was industrial, 14% was multifamily residential and 12% was other types. At March 31, 2001, approximately 28% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 9% by properties located in New York and no more than 5% of this portfolio was secured by properties located in any other single state. At March 31, 2001, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 6% of this portfolio. At March 31, 2001, approximately 30% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2004. During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

        At March 31, 2001, approximately 50% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

        POLICY LOANS totaled $39.4 million at March 31, 2001 compared to $39.9 million at December 31, 2000 and are primarily loans taken against universal life policies which were acquired in the Acquisition.

        ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 73% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at March 31, 2001.

        As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At March 31, 2001, these assets had an aggregate fair value of $1.49 billion with a duration of 3.7. The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts. At March 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.33 billion with a duration of 2.4. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their March 31, 2001 levels is a loss of approximately $10.1 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

        DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.6 million of bonds at March 31, 2001, and constituted 0.37% of total invested assets. At December 31, 2000, defaulted investments totaled $7.2 million and constituted less than 0.5% of total invested assets.

        SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 2001, approximately $832.8 million of the Bond Portfolio had an aggregate unrealized gain of $22.1 million, while approximately $409.8 million of the Company's Bond Portfolio had an aggregate unrealized loss of $25.7 million. In addition, the Company's investment portfolio currently provides approximately $14.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

        Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

        The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2001.

        In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's primary guidance on statutory accounting, effective January 1, 2001. Codification changes prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting. New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York). The adoption of Codification resulted in a decrease to the Company's statutory surplus of approximately $14.2 million.

        Privacy provisions of the Gramm-Leach-Bliley Act are fully effective in 2001 and establish new consumer protections regarding the security, confidentiality, and uses of nonpublic personal information of individuals. The law also requires financial institutions to disclose their privacy policies to their customers. Additional privacy legislation pending in the United States Congress and several states is designed to provide further privacy protections to consumers of financial products and services.

These statutes and regulations may result in additional regulatory compliance costs, may limit the Company's ability to market its products, and may otherwise constrain the nature or scope of the Company's insurance and financial services operations.

        The Gramm-Leach-Bliley Act also allows combinations between insurance companies, banks and other entities. It is not yet known what effect this legislation will have on insurance companies. In addition, from time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

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

Item 6.     Exhibits and Reports on Form 8-K

     Not applicable.

EXHIBITS

There were no exhibits filed during the three months ended March 31, 2001.

REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First SunAmerica Life Insurance Company Registrant

Dated: May 14, 2001	/s/ N. Scott Gillis N. Scott Gillis Senior Vice President (Principal Financial Officer)

Dated: May 14, 2001	/s/ Maurice S. Hebert Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

