Form 10-Q
period 2001-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2001-08-13
CIK 926897

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001 Commission File No. 33-5014 FIRST SUNAMERICA LIFE INSURANCE COMPANY
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

       THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON August 13, 2001 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY INDEX
Page Number(s)

Part I - Financial Information
Balance Sheet (Unaudited) - June 30, 2001 and December 31, 2000	3
Statement of Income and Comprehensive Income (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000	4-5
Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000	6-7
Notes to Financial Statements (Unaudited)	8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-21
Quantitative and Qualitative Disclosures About Market Risk	22
Part II - Other Information	23-24

FIRST SUNAMERICA LIFE INSURANCE COMPANY BALANCE SHEET (Unaudited)
	June 30, 2001	December 31, 2000
	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$7,746	$40,704
Bonds, notes and redeemable preferred
stocks available for sale, at fair
value (amortized cost: June 2001,
$1,189,848; December 2000, $1,269,340)	1,177,817	1,237,469
Common stocks available for sale, at fair
value (cost: June 2001 and
December 2000, $812)	588	785
Mortgage loans	179,159	167,408
Policy loans	38,118	39,881

Total investments and cash	1,403,428	1,486,247

Variable annuity assets held in separate
accounts	532,722	565,547
Accrued investment income	13,827	14,809
Deferred acquisition costs	111,724	124,451
Income taxes currently receivable from Parent	---	8,067
Defered income taxes	5,776	7,914
Other assets	1,519	7,338

TOTAL ASSETS	$2,068,996	$2,214,373

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,083,562	$1,180,665
Reserves for universal life insurance
contracts	250,779	256,318
Income taxes currently payable to Parent	309	---
Other liabilities	19,023	24,215

Total reserves, payables and accrued
liabilities	1,353,673	1,461,198

Variable annuity liabilities related to
separate accounts	532,722	565,547

Shareholder's equity:
Common Stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	38,329	49,689
Accumulated other comprehensive loss	(3,156)	(9,489)

Total shareholder's equity	182,601	187,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,068,996	$2,214,373

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the three months and six months ended June 30, 2001 and 2000 (Unaudited)
	Three Months		Six Months
	2001	2000	2001	2000
	(In thousands)

Investment income	$26,597	$31,661	$53,512	$64,497
Interest expense on:
Fixed annuity contracts	(13,217)	(16,164)	(26,989)	(34,469)
Universal life insurance contracts	(2,927)	(3,087)	(5,858)	(6,219)

Total interest expense	(16,144)	(19,251)	(32,847)	(40,688)

NET INVESTMENT INCOME	10,453	12,410	20,665	23,809

NET REALIZED INVESTMENT LOSSES	(2,864)	(2,231)	(13,493)	(3,744)

Fee income:
Variable annuity fees	2,054	2,263	4,147	4,467
Universal life insurance fees, net	326	110	1,363	610
Surrender charges	515	1,242	1,211	2,014

TOTAL FEE INCOME	2,895	3,615	6,721	7,091

GENERAL AND ADMINISTRATIVE EXPENSES	(1,590)	(1,190)	(2,351)	(2,144)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(3,346)	(4,809)	(7,548)	(9,618)

ANNUAL COMMISSIONS	(234)	(94)	(409)	(267)

PRETAX INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	5,314	7,701	3,585	15,127

Income tax expense	(2,260)	(3,395)	(1,525)	(6,274)

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	3,054	4,306	2,060	8,853

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET
OF TAX (Note 2)	(520)	---	(520)	---

NET INCOME	$2,534	$4,306	$1,540	$8,853

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the three months and six months ended June 30, 2001 and 2000 (Unaudited)
	Three Months		Six Months
	2001	2000	2001	2000
	(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
Net unrealized gains (losses) on debt
and equity securities available for
sale identified in the current
period (net of income tax expense
of $1,331 for the six months of
2001 and income tax benefit of
$1,480, $5,673 and $9,601 for the
three months of 2001 and 2000
and six months of 2000, respectively)	(2,749)	(10,535)	2,472	(17,831)

Less reclassification adjustment for
net realized losses included in net
income (net of income tax benefit
of $310 and $642 for the second
quarters of 2001 and 2000,
respectively, and $2,079 and $963
for the six months of 2001 and
2000, respectively.	576	1,192	3,861	1,788

OTHER COMPREHENSIVE INCOME (LOSS)	(2,173)	(9,343)	6,333	(16,043)

COMPREHENSIVE INCOME (LOSS)	$361	$(5,037)	$7,873	$(7,190)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF CASH FLOWS For the six months ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,540	$8,853
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of change in
accounting principle	520	---
Interest credited to:
Fixed annuity contracts	26,989	34,469
Universal life insurance contracts	5,858	6,219
Net realized investment losses	13,493	3,744
Accretion of net discounts on
investments	(1,775)	(2,090)
Provision (benefit)for deferred income taxes	(992)	5,170
Change in:
Accrued investment income	982	3,201
Deferred acquisition costs	2,827	5,190
Income taxes receivable/payable	8,376	(3,654)
Other liabilities	(1,162)	(5,568)
Other, net	4,001	280

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,657	55,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(110,389)	(10,333)
Mortgage loans	(23,052)	(6,352)
Other investments, excluding short-term
investments	(139)	---
Sales of:
Bonds, notes and redeemable preferred stocks	98,374	146,538
Other investments, excluding short-term
investments	---	485
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	78,739	44,135
Mortgage loans	11,551	19,723
Other investments, excluding short-term
investments	1,903	1,358
Short-term investments transferred to Anchor
National Life Insurance Company relating to
assumption reinsurance transaction with MBL
Life Assurance Corporation	---	(16,741)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$56,987	$178,813

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF CASH FLOWS (Continued) For the six months ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$29,636	$19,690
Universal life insurance contracts	6,126	6,323
Net exchanges from the fixed accounts
of variable annuity contracts	(18,633)	(27,782)
Withdrawal payments on:
Fixed annuity contracts	(111,561)	(177,042)
Universal life insurance contracts	(14,931)	(17,754)
Claims and annuity payments on:
Fixed annuity contracts	(15,005)	(17,723)
Universal life insurance contracts	(9,304)	(11,412)
Net repayments of other
short-term financings	(4,030)	(22,074)
Dividend payment to Parent	(12,900)	---

NET CASH USED BY FINANCING ACTIVITIES	(150,602)	(247,774)

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(32,958)	(13,147)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	40,704	29,350

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$7,746	$16,203

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to (received from)
Parent	$(5,858)	$5,681

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

First SunAmerica Life Insurance Company (the "Company") is a direct wholly owned subsidiary of Sunamerica Life Insurance Company (the "Parent"), which is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. The Company is a New York-domiciled life insurance company engaged primarily in the sale and administration of deposit type insurance contracts, including fixed and variable annuities and universal life contracts in the State of New York.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000, the results of its operations for the three months and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.  The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, contained in the Company's 2000 Annual Report on Form 10-K.  Certain prior year items have been reclassified to conform to the current period's presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133, and is now effective for the Company as of January 1, 2001. Because of the Company's minimal use of derivatives, the new Statement has no impact on either the earnings or the financial position of the Company at June 30, 2001.

In November 1999, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets ("EITF 99-20").  This pronouncement changes the accounting requirements for interests in many asset backed securities, including collaterized debt obligations, commercial mortgage backed securities and residential mortgage-backed securities.  EITF 99-20 requires that interest income on securities within its scope be recognized prospectively, with changes in expected future cash flows reflected in reported yields going forward.  In addition, if cash flows are expected to decrease, EITF 99-20 may require investors to recognize impairment losses.  EITF 99-20 is effective for the Company as of April 1, 2001.  The adoption of EITF 99-20 on April 1, 2001 resulted in a loss of $520,000, net of tax, which is being recognized and reported in the statement of income and comprehensive income as a cumulative effect of an accounting change.

FIRST SUNAMERICA LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three months and six months ended June 30, 2001 and June 30, 2000 follows. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

RESULTS OF OPERATIONS

       NET INCOME totaled $2.5 million in the second quarter of 2001, compared with $4.3 million in the second quarter of 2000.  For the six months, net income amounted to $1.5 million in 2001 compared to $8.9 million in 2000.

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX reflects the adoption of EITF 99-20 on April 1, 2001.  The Company recorded a loss of $520,000, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change (see Note 2 of Notes to Financial Statements).

        PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $5.3 million in the second quarter of 2001 compared with $7.7 million in the second quarter of 2000.  For the six months, pretax income before cumulative effect of change in accounting principle totaled $3.6 million in 2001, compared with $15.1 million in 2000. The decline in 2001 results compared to 2000 in both periods primarily resulted from increased net realized investment losses, decreased net investment income and reduced surrender charge income, partially offset by decreased amortization of deferred acquisition costs.

        NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $10.5 million in the second quarter of 2001, down from $12.4 million in the second quarter of 2000.  These amounts equal 2.91% on average invested assets (computed on a daily basis) of $1.44 billion in the second quarter of 2001 compared with 2.87% on average invested assets of $1.73 billion in the second quarter of 2000.  For the six months, net investment income declined to $20.7 million in 2001 from $23.8 million in 2000, representing 2.82% of average invested assets of $1.47 billion in 2001 and 2.68% of average invested assets of $1.78 billion in 2000.

        Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the second quarter of 2001, average invested assets exceeded average interest-bearing liabilities by $79.8 million, compared with $77.3 million in the second quarter of 2000.  For the six months, average invested assets exceeded average interest-bearing liabilities by $82.8 million in 2001 compared with $72.0 million in 2000.  The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.64% in the second quarter of 2001 and 2.66% in the second quarter of 2000.  For the six months, the spread difference was 2.55% in 2001 and 2.48% in 2000.

        Investment income (and the related yield on average invested assets) totaled  $26.6 million (7.40%) in the second quarter of 2001, $31.7 million (7.31%) in the second quarter of 2000, $53.5 million (7.30%) in the six months of 2001 and $64.5 million (7.25%) in the six months of 2000.  Increase in yields primarily reflects improved performance of senior secured loan portfolio.

        Expenses incurred to manage the investment portfolio amounted to $0.5 million in the second quarter of 2001, $0.5 million in the second quarter of 2000, $1.2 million in the six months of 2001 and $1.0 million in the six months of 2000.  These expenses are included as a reduction of investment income in the statement of income.

        Total interest expense equaled $16.1 million in the second quarter of 2001 and $19.3 million in the second quarter of 2000.  For the six months, interest expense aggregated $32.8 million in 2001, compared with $40.7 million in 2000.  The average rate paid on all interest-bearing liabilities was 4.76% in the second quarter of 2001, compared with 4.65% in the second quarter of 2000.  For the six months, the average rate paid on all interest-bearing liabilities was 4.75% for 2001 and 4.77% for 2000. Interest-bearing liabilities averaged $1.36 billion during the second quarter of 2001, $1.65 billion during the second quarter of 2000, $1.38 billion during the six months of 2001 and $1.71 billion during the six months of 2000.  The decrease in average liabilities in 2001 resulted primarily from withdrawals on certain closed blocks of business.  The lower interest rate paid in second quarter of 2000 results primarily from adjustments to the crediting rates of certain closed blocks of business.

        DECLINE IN AVERAGE INVESTED ASSETS largely resulted from the surrenders of certain closed blocks of fixed annuity policies.  Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life products ("UL Premiums") partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $18.5 million in the second quarter of 2001, $19.2 million in the second quarter of 2000, $38.1 million in the six months of 2001 and $34.9 million in the six months of 2000 and are largely premiums for the fixed accounts of variable annuities.  On an annualized basis, these premiums represent 5%, 4%, 5% and 4%, respectively, of the related reserve balances at the beginning of the respective periods.

        NET REALIZED INVESTMENT LOSSES totaled $2.9 million in the second quarter of 2001 compared with $2.2 million in the second quarter of 2000 and include impairment writedowns of $2.5 million and $2.2 million, respectively.  For the six months, net realized investment losses totaled $13.5 million in 2001 compared with $3.7 million in 2000 and include impairment writedowns of $13.6 million and $3.4 million, respectively.  Thus, net realized losses from sales and redemptions of investments totaled $0.4 million in the second quarter of 2001 and net realized gains totaled $0.1 million in the six months of 2001, compared to net losses from  sales and redemptions of investments of $0.1 million and $0.3 million in the second quarter and six months of 2000, respectively.

        The Company sold or redeemed invested assets, principally bonds and notes, aggregating $108.6 million in the second quarter of 2001, $99.0 million in the second quarter of 2000, $190.4 million in the six months of 2001 and $212.6 million in the six months of 2000.  Sales of investments resulted from the active management of the Company's investment portfolio.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.11%, 0.02%, 0.02% and 0.04% of average invested assets in the second quarter of 2001, the second quarter of 2000, the six months of 2001 and the six months of 2000, respectively.  Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

        Impairment writedowns include $2.5 million, $2.2 million, $13.6 million and $3.4 million of provisions applied to bonds in the second quarter of 2001, the second quarter of 2000, the six months of 2001 and the six months of 2000 respectively.  On an annualized basis, impairment writedowns represent 0.69%, 0.50%, 1.86% and 0.38% of average invested assets in the respective periods.  For the twenty quarters ended June 30, 2001, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.99% and have averaged 0.62%. Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in the net realizable value. Actual realization will be dependent upon future events.  The Company recorded $0.8 million ($0.5 million net of tax) of additional impairments pursuant to the implementation of EITF 99-20 (See Note 2 of Notes to Financial Statements).  This adjustment was recorded as a cumulative effect of change in accounting principle in the accompanying statement of income & comprehensive income.

        VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $2.1 million in the second quarter of 2001 and $2.3 million in the second quarter of 2000.  For the six months, variable annuity fees totaled $4.1 million in 2001, compared with $4.5 million in 2000.  The decreased fees reflect a decline in average variable annuity assets, principally due to a decline in market values and to surrenders, partially offset by receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts.  On an annualized basis, variable annuity fees represent 1.54% of average variable annuity assets in all periods presented. Variable annuity assets averaged $532.2 million, $589.5 million, $539.4 million and $581.7 million during the second quarters of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $6.8 million and $8.9 million in the second quarters of 2001 and 2000, respectively. For the six months, variable annuity premiums totaled $12.3 million and $18.9 million in 2001 and 2000, respectively.  On an annualized basis, these amounts represent 5%, 6%, 4% and 7% of variable annuity reserves at the beginning of the respective periods.   Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified as variable annuity premiums. Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

        Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $18.8 million, $18.2 million, $38.7 million, and $35.2 million in the second quarters of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris.  Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds.  Variable Annuity Product Sales have increased in 2001, principally due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000.

        The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

        UNIVERSAL LIFE INSURANCE FEES amounted to $0.3 million and $0.1 million in the second quarters of 2001 and 2000, respectively.  For the six months, universal life insurance fees totaled $1.4 million in 2001 and $0.6 million in 2000. Universal life insurance fees consist of mortality charges, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts.  The Company does not actively market universal life insurance contracts. Such fees annualized represent 0.53%, 0.17%, 1.11% and 0.47% of average reserves for universal life insurance contracts in the respective periods.  Universal life insurance fees have increased in 2001, principally as a result of improved mortality experience, which fluctuates and cannot necessarily be expected to continue in future periods.

        SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $0.5 million in the second quarter of 2001 and $1.2 million in the second quarter of 2000.  For the six months, such surrender charges totaled $1.2 million in 2001 and $2.0 million in 2000.

        Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract.  Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $73.8 million in the second quarter of 2001, compared with $118.4 million in the second quarter of 2000. For the six months, such withdrawal payments totaled $144.4 million in 2001 and $211.6 million in 2000. Annualized, these payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 16.0%, 21.0%, 15.4% and 19.0% for the second quarters of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Withdrawal rates were higher in 2000 due to higher surrenders on certain closed blocks of fixed annuity business.  Withdrawals include variable annuity payments from the separate accounts totaling $9.2 million (6.9% of average variable annuity reserves), $8.6 million (5.8% of average variable annuity reserves), $17.9 million (6.7% of average variable annuity reserves) and $16.9 million (5.8% of average variable annuity reserves) in the second quarters of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Management does not anticipate a significant increase in the level of withdrawal payments relative to fixed and variable annuity and universal life reserves.

        GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.6 million in the second quarter of 2001 and $1.2 million in 2000.  For the six months, general and administrative expenses totaled $2.4 million in 2001 and $2.1 million in 2000. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

        AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $3.3 million in the second quarter of 2001, compared with $4.8 million in the second quarter of 2000. For the six months, such amortization totaled $7.5 million in 2001, compared with $9.6 million in 2000.  The decrease in amortization in 2001 is principally due to the increase in net realized capital losses.

        ANNUAL COMMISSIONS totaled $0.2 million in the second quarter of 2001 and $0.1 million in the second quarter of 2000. For the six months, annual commissions totaled $0.4 million in 2001 and $0.3 million in 2000.  Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain Company's fixed and variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  The Company estimates that approximately 75% of the average balances of its variable annuity products is currently subject to such annual commissions.  Based on current sales, this percentage is expected to increase in future periods.

        INCOME TAX EXPENSE totaled $2.3 million in the second quarter of 2001, compared with $3.4 million in the second quarter of 2000, representing effective annualized tax rates of 43% and 44%, respectively.  For the six months, such expenses totaled $1.5 million in 2001 and $6.3 million in 2000, representing an effective annualized tax rate of 43% and 41% for 2001 and 2000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        SHAREHOLDER'S EQUITY declined to $182.6 million at June 30, 2001 from $187.6 million at December 31, 2000, due primarily to a $12.9 million dividend paid to its Parent on April 2, 2001 partially offset by $6.3 million decrease in accumulated other comprehensive loss and net income of $1.5 million recorded in 2001.

        INVESTED ASSETS at June 30, 2001 totaled $1.40 billion, compared with $1.49 billion at December 31, 2000.  The Company manages most of its invested assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio.  However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

        THE BOND PORTFOLIO, which constituted 84% of the Company's total investment portfolio at June 30, 2001, had an amortized cost that was $12.0 million greater than its aggregate fair value at June 30, 2001 and $31.9 million greater than its aggregate fair value at December 31, 2000.  The decrease in net unrealized losses on the Bond Portfolio during 2001 reflects impairment writedowns recorded in 2001 as well as the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2001.

        At June 30, 2001, the Bond Portfolio (excluding $0.1 million of redeemable preferred stocks) included $1.18 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $2.0 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At June 30, 2001, approximately $1.10 billion of the Bond Portfolio was investment grade, including $530.9 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

        At June 30, 2001, the Bond Portfolio included $76.4 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 3.7% of the Company's total assets and approximately 5.4% of its invested assets.

        Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers.  In addition, the trading market for these securities is usually more limited than for investment-grade securities.  The Company had no material issuer concentrations of non-investment-grade securities at June 30, 2001.

        The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's Fitch, by NAIC Category			Total

S&P category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(A11 to A3)
[AAA to A-]
{AAA to A-}	$ 900,777	$ 904,411	1	$ 18,238	$ 18,177	$ 919,015	$ 922,588	65.74%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	158,724	157,990	2	20,662	20,722	179,386	178,712	12.73%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	17,696	16,722	3	1,929	1,754	19,625	18,476	1.32%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	59,406	47,296	4	1,997	1,900	61,403	49,196	3.51%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	9,650	8,415	5	---	---	9,650	8,415	0.60%

CI to D
[DD]
{D}	589	281	6	---	---	589	281	0.02%

TOTAL RATED ISSUES	$1,146,842	$1,135,115		$ 42,826	$ 42,553	$1,189,668	$1,177,668

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

        Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $55.9 million at June 30, 2001.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  At June 30, 2001, Secured Loans consisted of $18.7 million of publicly traded securities and $37.2 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 7 industries, with 28% of these assets concentrated in energy, 25% concentrated in utilities and 13% concentrated in leisure and gaming.  No other industry concentration constituted more than 10% of these assets.

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

        MORTGAGE LOANS aggregated $179.2 million at June 30, 2001 and consisted of 112 commercial first mortgage loans with an average loan balance of approximately $1.6 million, collateralized by properties located in 32 states.  Approximately 27% of this portfolio was office, 25% was retail, 18% was multifamily residential, 15% was industrial and 15% was other types.  At June 30, 2001, approximately 29% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 7% by properties located in New York, approximately 6% by properties located in Wisconsin and no more than 5% of this portfolio was secured by properties located in any other single state.  At June 30, 2001, one mortgage loan had an outstanding balance of $10.0 million or more, which represented approximately 6% of this portfolio. At June 30, 2001, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2004.  During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

        At June 30, 2001, approximately 43% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions.  Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards.  Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences.  This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types.  However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

        POLICY LOANS totaled $38.1 million at June 30, 2001 compared to $39.9 million at December 31, 2000 and are primarily loans taken against universal life policies.

        ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation.  The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return.  The Company does not have a specific target rate of return.  Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions.  Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.  The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 69% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at June 30, 2001.

        As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include:  cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans.  At June 30, 2001, these assets had an aggregate fair value of $1.41 billion with a duration of 3.8.  The Company's fixed-rate liabilities are its fixed annuity and universal life insurance contracts.  At June 30, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.29 billion with a duration of 2.4.  The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their June 30, 2001 levels is a loss of approximately $10.7 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets.  Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

        The Company also seeks to provide liquidity by investing in MBSs.  MBSs are generally investment-grade securities collateralized by large pools of mortgage loans.  MBSs generally pay principal and interest monthly.  The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

        The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made.  The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.  Beginning on April 1, 2001 with the adoption of EITF 99-20, the Company recognizes impairment losses on securitized assets if cash flows are expected to decrease.  The adoption of EITF 99-20 resulted in a loss of $0.5 million, net of tax, which is being recognized and reported in the statement of income and comprehensive income as a cumulative effect of an accounting change.

        DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.5 million of bonds  at June 30, 2001, and constituted less than 0.5% of total invested assets.  At December 31, 2000 defaulted investments totaled $7.2 million and constituted less than 0.5% of total invested assets.

        SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 2001, approximately $504.2 million of the Company's Bond Portfolio had an aggregate unrealized loss of $28.8 million, while approximately $673.6 million of the Bond Portfolio had an aggregate unrealized gain of $16.8 million.  In addition, the Company's investment portfolio currently provides approximately $14.5 million of monthly cash flow from scheduled principal and interest payments.  Historically, cash flows from operations and from the sales of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

        The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target.  These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.  The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of June 30, 2001.

        In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's previous primary guidance on statutory accounting, which became effective January 1, 2001.  Codification changes prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements.  Codification has been adopted by all fifty states as the prescribed basis of accounting.  New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York).  The adoption of Codification resulted in a decrease to the Company's statutory surplus of approximately $14.2 million.

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

        The Gramm-Leach-Bliley Act also allows combinations between insurance companies, banks, and other entities.  It is not yet known what effect this legislation will have on insurance companies.  In addition, from time to time, Federal initiatives are proposed that could affect the Company's businesses.  Such initiatives include employees benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products.  Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted.  While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

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

Item 6.     Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended June 30, 2001.

REPORTS ON FORM 8-K

No current report on Form 8-K were filed by the Company during the three months ended June 30, 2001.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First SunAmerica Life Insurance Company Registrant

Dated: August 13, 2001	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Dated: August 13, 2001	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

