Form 10-K
period 2001-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2002-04-01
CIK 926897

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2001 OR

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON March 29, 2002 WAS AS FOLLOWS:

Common Stock (par value $10,000 per share)	300 shares outstanding

PART I

ITEM 1.  BUSINESS

     GENERAL DESCRIPTION

     First SunAmerica Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. ("SunAmerica"), which is a wholly owned subsidiary of American International Group, Inc. ("AIG"), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management.

     The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 996-9786. The Company has one employee; however, employees of SunAmerica and its other subsidiaries perform various services for the Company. SunAmerica had approximately 2,300 employees at December 31, 2001, approximately 1,000 of whom perform services for the Company as well as for certain of its affiliates.

     The Company is a life insurance company specializing in the issuance of fixed and variable annuities for retirement savings. The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 62 million from 1990 to 2000, making this age group the fastest-growing segment of the U.S. population. Between 1990 and 2000, annual industry premiums from fixed and variable annuities and fund deposits increased from $129.3 billion to $303.8 billion.

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

     The Company's seven affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately one-fifth of the Company's total annuity sales in 2001. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance their marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its affiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

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

      For the year ended December 31, 2001, the Company's net investment income and net realized investment losses and fee income by primary product line or service are as follows:

NET INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service

	(In thousands)

Net investment income and
net realized
investment losses	$17,815	56.7%	Fixed-rate products

Fee income:
Variable annuity fees	8,041	25.7%	Variable annuities

Universal life insurance
fees	3,400	10.8%	Fixed-rate universal life products

Surrender charges	2,141	6.8%	Fixed and variable annuity products

Total fee income	13,582	43.3%	Fixed-rate and variable annuity products

Total	$31,397	100.0%

     ANNUITY OPERATIONS

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuities.

     In addition to distributing its variable annuity products through its seven affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 7,600 independent sales representatives are licensed to sell the Company's annuity products in three states.

     On December 31, 1998, AIG SunAmerica Life Assurance Company ("AIG SALAC"), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction. AIG SALAC assumed reserves in this acquisition totaling $5,793,256,000, including $3,460,503,000 of fixed annuity contracts, $2,308,742,000 of universal life insurance contracts and $24,011,000 of guaranteed investment contracts.

     Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State (the "New York Business"). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement. As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company. Policyholders of MBL Life annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement. Over 80% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

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

     The Company's flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of 31 variable funds, 5 fixed account options and 2 dollar cost averaging fixed account options for different time periods. Polaris sales have increased in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. The increase in sales growth in 2001 is principally due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000. The decrease in sales growth in 2000 is primarily due to regulatory changes in the State of New York (See "Change in Average Invested Assets").

     At December 31, 2001, total variable product reserves were $684.2 million, of which $514.2 million were held in separate accounts and $170.0 million were the liabilities of the fixed-rate account options which are held in the general accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2001, 96% of the Company's variable annuity reserves held in the separate accounts were subject to surrender penalties or other restrictions. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2001 was approximately $79,000.

     ANNUITY OPERATIONS - FIXED ANNUITIES

      The Company's general account obligations are fixed-rate products, including fixed annuities and universal life insurance contracts issued in prior years and fixed-rate options of its variable annuity contracts. The Company offers single-premium and flexible-premium deferred annuities that provide one, three, five, seven, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees. Although the Company's annuity contracts remain in force an average of seven to ten years, a majority (approximately 86% at December 31, 2001) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 2001 was approximately $53,000.

      The Company designs its fixed-rate annuity products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity and universal life obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed annuity and universal life products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 66% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2001.

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

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans and policy loans. At December 31, 2001, these assets had an aggregate fair value of $1.37 billion with a duration of 3.9 (See further discussion of duration under Capital Resources and Liquidity-Asset Liability Matching section). The Company's fixed-rate liabilities include fixed annuity and universal life insurance contracts. At December 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.26 billion with a duration of 3.0. For the years ended December 31, 2001, December 31, 2000 and December 31, 1999, the Company's yields on average invested assets were 7.02%, 7.08% and 7.10%, respectively; its average rates paid on all interest-bearing liabilities were 4.70%. 4.81% and 4.92%, respectively; and it realized net investment spreads on average invested assets of 2.32%, 2.27% and 2.18%, respectively. Net realized investment losses were 1.35%, 1.23% and 0.63% of average invested assets in 2001, 2000 and 1999, respectively.

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

     The following table summarizes the Company's investment portfolio at December 31, 2001:

SUMMARY OF INVESTMENTS

	Carrying value	Percent of portfolio

	(In thousands)

Cash and short-term investments	$28,982	2.1%
U.S. government securities	1,993	0.1
Mortgage-backed securities	171,586	12.5
Other bonds, notes and redeemable preferred
stocks	954,624	69.9
Common stock	544	0.0
Mortgage loans	172,626	12.6
Other invested assets	37,343	2.8

Total investments	$1,367,698	100.0%

     At December 31, 2001, the Bond Portfolio included $1.12 billion of bonds rated by S&P, Moody's, Fitch, or the National Association of Insurance Commissioners ("NAIC"), and $11.0 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2001, approximately $1.07 billion of the Bond Portfolio was investment grade, including $506.0 million of mortgage-backed securities and U.S. government/agency securities.

     At December 31, 2001, the Bond Portfolio included $54.5 million of bonds that were non-investment grade. These non-investment-grade bonds accounted for 2.7% of the Company's total assets and 4.0% of its invested assets.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $41.6 million at December 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. These Secured Loans are composed of loans to borrowers spanning 6 industries, with 36% of these assets concentrated in energy, 30% concentrated in utilities, 12% concentrated in finance companies and 9% concentrated in leisure and gaming. No other industry constituted more than 7% of these assets.

     Mortgage loans aggregated $172.6 million at December 31, 2001 and consisted of 101 commercial first mortgage loans with an average loan balance of approximately $1.7 million, collateralized by properties located in 32 states. Approximately 26% of this portfolio was office, 24% was retail, 18% was multifamily residential, 15% was industrial, and 17% was other types. At December 31, 2001, approximately 28% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 7% by properties located in New York and Wisconsin and no more than 5% of this portfolio was secured by properties located in any other single state.

     At December 31, 2001, the carrying value of all investments in default as to the payment of principal or interest totaled $3.4 million, which constituted 0.2% of total invested assets.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

     REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and other jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits on securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 2001.

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

     COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2000, net annuity premiums written among the top 100 companies ranged from approximately $51 million to approximately $19 billion annually. The Company together with its affiliates is the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 3.  LEGAL PROCEEDINGS

     Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company with the potential exception of McMurdie et al. v. SunAmerica Inc. et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California's Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Years Ended December 31,			Three Months Ended December 31, 1998	Years Ended September 30,

	2001	2000	1999		1998	1997

	(In thousands)

RESULTS OF OPERATIONS
Net investment income	$37,081	$42,116	$42,834	$9,256	$35,183	$18,405
Net realized investment
(losses) gains	(19,266)	(20,779)	(11,178)	797	4,690	5,020
Fee income	13,582	15,082	11,011	1,851	7,957	3,521
General and administrative
expenses	(3,605)	(4,792)	(5,247)	(1,201)	(1,721)	(2,422)
Amortization of deferred
acquisition costs	(11,629)	(19,399)	(22,664)	(5,046)	(17,120)	(10,386)
Annual commissions	(724)	(619)	(450)	(90)	(348)	(195)
Guanteed minimum death
benefits	(546)	(4)	(13)	---	---	---

Pretax income before
cummulative effect of
accounting change	14,893	11,605	14,293	5,567	28,641	13,943

Income tax expense	(6,180)	(4,325)	(6,621)	(2,191)	(12,106)	(5,090)

Income before cumulative
effect of accounting
change	8,713	7,280	7,672	3,376	16,535	8,853

Cumulative effect of
accounting change
net of tax	(520)	---	---	---	---	---

NET INCOME	$8,193	$7,280	$7,672	$3,376	$16,535	$8,853

The results of operations of the Company for 1997 are affected by the acquisition and subsequent merger with John Alden Life Insurance Company of New York effective March 31, 1997.

The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on July 1, 1999 (See Note 3 of the accompanying financial statements).

In 2001, the Company adopted EITF 99-20 which was recorded as a cumulative effect of accounting change (See Note 2 of the accompanying financial statements).

ITEM 6. SELECTED FINANCIAL DATA (continued)
	Years Ended December 31,			Three Months Ended December 31, 1998	Years Ended September 30,

	2001	2000	1999		1998	1997

	(In thousands)

FINANCIAL POSITION
Investments and cash	$1,367,698	$1,486,247	$1,806,742	$1,515,132	$1,554,316	$1,690,232

Variable annuity assets held
in separate accounts	514,203	565,547	558,605	344,619	271,865	171,475

Deferred acquisition costs	100,182	124,451	137,637	96,918	87,074	96,516

Deferred income taxes	1,947	7,914	18,275	---	---	---

Other assets	14,573	30,214	34,253	51,013	28,965	26,267

TOTAL ASSETS	$1,998,603	$2,214,373	$2,555,512	$2,007,682	$1,942,220	$1,984,490

Reserves for fixed annuity
contracts	$1,024,830	$1,186,996	$1,523,641	$1,432,558	$1,460,856	$1,556,656

Reserves for universal life
insurance contracts	248,161	249,987	277,250	---	---	---

Variable annuity liabilities
related to separate
accounts	514,203	565,547	558,605	344,619	271,865	171,475

Other payables and
accrued liabilities	17,830	24,215	34,776	42,038	18,073	83,297

Deferred income taxes	---	---	---	3,792	5,371	4,984

Shareholder's equity	193,579	187,628	161,240	184,675	186,055	168,078

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY	$1,998,603	$2,214,373	$2,555,512	$2,007,682	$1,942,220	$1,984,490

The financial position of the Company as of December 31, 1997 has been affected by the acquisition and subsequent merger with John Alden Life Insurance Company of New York effective March 31, 1997.

The financial position of the Company as of December 31, 1999 is affected by the acquisition of business from MBL Life which occurred on July 1, 1999. (See Note 3 of the accompanying financial statements.)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the "Company") for the three years ended December 31, 2001 ("2001"), 2000 ("2000") and 1999 ("1999") follows. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments and amortization of deferred acquisition costs. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows:

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on the debt and equity securities available for sale amounted to $21.6 million at December 31, 2001. In determining if and when a decline in fair value below amortized cost is other-than-temporary, we evaluate at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

       Securities in our portfolio with a carrying value of approximately $183.2 million at December 31, 2001 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs ("DAC") based on a percentage of our expected gross profits ("EGPs") over the life of the underlying policies. Our estimated EGPs are computed based on assumptions related to the underlying policies written, including the anticipated duration of the underlying policies, growth rate of the assets supporting the liabilities (management currently estimates a rate of 10% in projecting EGP), and level of expenses necessary to maintain the policies over their entire life. We amortize deferred policy acquisition costs by estimating the present value of the EGPs over the lives of the insurance policies and then calculate a percentage of the policy acquisition cost deferred as compared to the present value of the EGPs. That percentage is used to amortize the deferred policy acquisition cost such that the amount amortized over the life of the policies results in a constant percentage of amortization when related to the actual and future gross profits.

       Because the EGPs are only an estimate of the profits we expect to recognize from these policies, the EGPs are adjusted at each balance sheet date to take into consideration the actual gross profits to date and any changes in the remaining expected future gross profits. When EGPs are adjusted, we also adjust the DAC amount on the balance sheet, with a corresponding charge or credit to current period operating results, to reflect our revised estimate of DAC amortization.

RESULTS OF OPERATIONS

       NET INCOME totaled $8.2 million in 2001, compared with $7.3 million in 2000 and $7.7 million in 1999. On July 1, 1999, the Company acquired the New York individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and therefore results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 2001, 2000 and 1999 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1999, the beginning of the prior-year periods discussed herein, net income would have been $9.4 million for the year ended December 31, 1999.

       CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflects the adoption of EITF 99-20. The Company recorded a loss of $520,000, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Financial Statements).

       PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $14.9 million in 2001, compared with $11.6 million in 2000 and $14.3 million in 1999. The 28% year-to-date improvement in 2001 over 2000 primarily resulted from decreased amortization of deferred acquisition costs, partially offset by lower net investment income and fee income. The decline from 1999 to 2000 primarily resulted from increased net realized investment losses, partially offset by increased fee income and decreased amortization of deferred acquisition costs.

       NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and universal life contracts, totaled $37.1 million in 2001, $42.1 million in 2000 and $42.8 million in 1999. These amounts equal 2.60% on average invested assets (computed on a daily basis) of $1.43 billion in 2001, 2.49% on average invested assets of $1.69 billion in 2000 and 2.42% on average invested assets of $1.77 billion in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, net investment income on related average invested assets would have been 2.05% in 1999.

       Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $85.6 million in 2001, compared with $79.6 million in 2000 and $89.0 million in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.32% in 2001, 2.27% in 2000 and 2.18% in 1999. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the Spread Difference would have been 1.87% in 1999 reflecting primarily the effect of the lower-yielding assets received in the Acquisition.

       Investment income (and the related yields on average invested assets) totaled $100.2 million (7.02%) in 2001, compared with $119.6 million (7.08%) in 2000 and $125.4 million (7.10%) in 1999. The decrease in the investment yield in 2001 compared to 2000 primarily reflects a lower interest rate environment in 2001. The decrease in the investment yield in 2000 compared to 1999 principally reflect the effects of lower yielding assets received in the MBL Life acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the yield on related average invested assets would have been 6.83% in 1999.

       Expenses incurred to manage the investment portfolio amounted to $2.0 million in 2001, $2.0 million in 2000 and $1.9 million in 1999. These expenses are included as a reduction to investment income in the statement of income and comprehensive income.

       Interest expense totaled $63.1 million in 2001, $77.5 million in 2000 and $82.6 million in 1999. The average rate paid on all interest-bearing liabilities was 4.70% in 2001, compared with 4.81% in 2000 and 4.92% in 1999. Interest-bearing liabilities averaged $1.34 billion during 2001, $1.61 billion during 2000 and $1.68 billion during 1999. The decline in average interest rates paid in 2001 resulted primarily from the impact of a declining interest rate environment during 2001 and the continued reduction of crediting rates on certain closed blocks of business. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1999, the average rate paid on all interest-bearing liabilities would have been 4.96% in 1999 and interest-bearing liabilities would have averaged $2.10 billion during 1999.

       CHANGE IN AVERAGE INVESTED ASSETS largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Changes in average invested assets also reflect net exchanges from fixed accounts into the separate accounts of variable annuity contracts partially offset by sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Deposits"), and renewal deposits on its universal life product ("UL Deposits"). Fixed Annuity Deposits and UL Deposits totaled $80.8 million in 2001, $63.9 million in 2000 and $89.2 million in 1999, and are largely deposits for the fixed accounts of variable annuities. These deposits represent 6%, 5% and 6%, respectively, of the related reserve balances at the beginning of the respective periods. The increased deposits in 2001 largely reflect the increased demand for the fixed account options of the Company's variable annuity product lines. Such deposits decreased in 2000, in part, as a result of regulatory changes in the state of New York relating to non-taxable policy exchange requirements.

       NET REALIZED INVESTMENT LOSSES totaled $19.3 million in 2001, compared with $20.8 million in 2000 and $11.2 million in 1999 and include impairment writedowns of $17.3 million in 2001, $20.8 million in 2000 and $7.7 million in 1999, respectively. Thus, net realized losses from sales and redemptions of investments totaled $2.0 million in 2001, compared with $0.03 million of gains in 2000 and $3.5 million of losses in 1999.

       The Company sold or redeemed invested assets, principally bonds and notes, aggregating $427.5 million in 2001, $389.1 million in 2000 and $478.7 million in 1999. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.14%, 0.00% and 0.20% of average invested assets in 2001, 2000 and 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

       Impairment writedowns include $17.3 million, $20.8 million and $7.7 million of provisions applied to bonds in 2001, 2000 and 1999, respectively. Impairment writedowns represent 1.21%, 1.23% and 0.44% of average invested assets for 2001, 2000 and 1999, respectively. For the five years ended December 31, 2001, impairment writedowns as a percentage of average invested assets have ranged from 0.03% to 1.23% and have averaged 0.56%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $0.8 million ($0.5 million, net of tax) of additional impairments in the second quarter of 2001 pursuant to the implementation of EITF 99-20 (see Note 2 of Notes to Financial Statements). This adjustment was recorded as a cumulative effect of change in accounting principle in the accompanying statement of income and comprehensive income for 2001.

       VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $8.0 million in 2001, $9.1 million in 2000 and $6.6 million in 1999. The decreased fees in 2001 reflect the recent state of the equity markets which have been in decline throughout much of 2001, partially offset by net exchanges into the separate accounts from the fixed accounts of variable annuity contracts. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity deposits and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders and declines in market values. Variable annuity fees represent 1.5% of average variable annuity assets in all periods presented. Variable annuity assets averaged $517.1 million, $591.9 million and $417.8 million during 2001, 2000 and 1999, respectively. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $34.6 million in 2001, $39.6 million in 2000 and $66.7 million in 1999. These amounts represent 6%, 7% and 19% of variable annuity reserves at the beginning of the respective periods. The decrease in variable annuity deposits in 2001 reflected lower demand for the variable account options of the Company's variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Change in Average Invested Assets") are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

       Sales of variable annuity products (which include deposits allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $90.5 million, $72.0 million, $127.7 million in 2001, 2000 and 1999, respectively. Such sales primarily reflect those of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2001, primarily due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000. Variable Annuity Product Sales were lower in 2000 primarily due to the continued impact of regulatory changes in the State of New York relating to non-taxable policy exchange requirements, which were introduced in November 1998.

       The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation" in Item 1).

       UNIVERSAL LIFE INSURANCE FEES, NET amounted to $3.4 million, $2.2 million and $1.1 million in 2001, 2000 and 1999, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the Acquisition and does not actively market such contracts. Such fees represent 1.39%, 0.84% and 0.83% of average reserves for universal life insurance contracts in the respective periods, with the increase in 2001 resulting principally from improved mortality experience, which cannot necessarily be expected to continue in future periods. (See Note 3 of the accompanying financial statements.)

       SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $2.1 million in 2001, $3.8 million in 2000 and $3.3 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $257.3 million in 2001, compared with $409.2 million in 2000 and $392.4 million in 1999. These payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 14.2%, 19.1% and 19.0% for 2001, 2000 and 1999, respectively. Withdrawal rates were higher in 2000 and 1999 principally due to the higher level of surrenders on certain closed blocks of fixed annuity business during those periods. Withdrawals include variable annuity payments from the separate accounts totaling $38.6 million (7.5% of average variable annuity reserves), $36.6 million (6.2% of average variable annuity reserves) and $28.6 million (6.9% of average variable annuity reserves) in 2001, 2000 and 1999, respectively. Management does not anticipate significant increases in the level of withdrawal payments relative to fixed and variable annuity and universal life reserves.

       GENERAL AND ADMINISTRATIVE EXPENSES totaled $3.6 million in 2001, $4.8 million in 2000 and $5.2 million in 1999. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $11.6 million in 2001, compared with $19.4 million in 2000 and $22.7 million in 1999. The decrease in amortization in 2001 is principally due to the impact of net realized investment losses.

       ANNUAL COMMISSIONS totaled $0.7 million in 2001, compared with $0.6 million in 2000 and $0.5 million in 1999. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 19% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

       GUARANTEED MINIMUM DEATH BENEFITS totaled $0.5 million in 2001, compared with $4,000 in 2000 and $13,000 in 1999. The increase in guaranteed minimum death benefits reflects the recent downturn in the equity markets. Further downturns in the equity markets could increase these payments.

       INCOME TAX EXPENSE totaled $6.2 million in 2001, $4.3 million in 2000 and $6.6 million in 1999, representing effective tax rates of 41%, 37% and 46%, respectively. The lower rate in 2000 was principally due to the impact of lower state income taxes. See Note 9 of the accompanying financial statements for a reconciliation of income tax expense to the federal statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

       SHAREHOLDER'S EQUITY increased to $193.6 million at December 31, 2001 from $187.6 million at December 31, 2000, due principally to a $10.7 million increase in accumulated other comprehensive income and $8.2 million of net income recorded in 2001, partially offset by a $12.9 million dividend paid to its Parent on April 2, 2001.

       INVESTED ASSETS at December 31, 2001 totaled $1.37 billion, compared with $1.49 billion at December 31, 2000. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

       THE BOND PORTFOLIO, which constituted 82% of the Company's total investment portfolio at December 31, 2001, had an aggregate fair value that was $5.6 million greater than its amortized cost at December 31, 2001, compared to an amortized cost that was $31.9 million greater than its aggregate fair value at December 31, 2000. The change in net unrealized gains and losses on the Bond Portfolio during 2001 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2001.

       At December 31, 2001, the Bond Portfolio included $1.12 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $11.0 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2001, approximately $1.07 billion of the Bond Portfolio was investment grade, including $506.0 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

       At December 31, 2001, the Bond Portfolio included $54.5 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 2.7% of the Company's total assets and approximately 4.0% of its invested assets.

       Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 25 industries with 19% of these assets concentrated in media cable, 18% concentrated in telecommunications, and 9% concentrated in transportation services. No other industry concentration constituted more than 5% of these assets.

       The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's Fitch, by NAIC Category			Total

S&P category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-
{AAA to A-}	$ 857,151	$ 871,861	1	$ 24,475	$ 23,473	$ 881,626	$ 895,334	65.46%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	161,254	159,818	2	17,883	18,571	179,137	178,389	13.04%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	12,475	12,094	3	2,202	1,834	14,677	13,928	1.02%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	32,189	28,533	4	1,998	1,900	34,187	30,433	2.23%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	12,646	9,913	5	34	37	12,680	9,950	0.73%

CI to D
[DD]
{D}	270	169	6	---	---	270	169	0.01%

TOTAL RATED ISSUES	$1,075,985	$1,082,388		$ 46,592	$ 45,815	$1,122,577	$1,128,203

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $11.0 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $41.6 million at December 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2001, Secured Loans consisted of $12.9 million of publicly traded securities and $28.7 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 6 industries, with 36% of these assets concentrated in energy, 30% concentrated in utilities, 12% concentrated in finance companies and 9% concentrated in leisure and gaming. No other industry concentration constituted more than 7% of these assets.

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

      MORTGAGE LOANS aggregated $172.6 million at December 31, 2001 and consisted of 101 commercial first mortgage loans with an average loan balance of approximately $1.7 million, collateralized by properties located in 32 states. Approximately 26% of this portfolio was office, 24% was retail, 18% was multifamily residential, 15% was industrial, and 17% was other types. At December 31, 2001, approximately 28% of this portfolio was secured by properties located in California, approximately 13% by properties located in Michigan, approximately 7% by properties located in New York and Wisconsin, and no more than 5% of this portfolio was secured by properties located in any other single state. At December 31, 2001, two mortgage loans have an outstanding balance of $10.0 million or more, which represented approximately 13% of this portfolio. At December 31, 2001, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2005. During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At December 31, 2001, approximately 40% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      POLICY LOANS are included in other invested assets and totaled $37.3 million at December 31, 2001, compared to $39.9 million at December 31, 2000 and primarily represent loans taken against universal life policies.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 66% of the Company's fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2001.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At December 31, 2001, these assets had an aggregate fair value of $1.37 billion with a duration of 3.9. The Company's fixed-rate liabilities include fixed annuity and universal life insurance contracts. At December 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.26 billion with a duration of 3.0. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their December 31, 2001 levels is a loss of approximately $6.8 million, representing the decrease in fair value of its fixed rate assets that is not offset by a decrease in fair value of its fixed rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points (i.e. 1%), recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and universal life products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

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

      The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. With the adoption of EITF 99-20, the Company recognizes impairment losses on securitized assets if discounted cash flows are less than its carrying value. The adoption of EITF 99-20 resulted in a loss of $0.5 million, net of tax, which is being recognized and reported in the statement of income and comprehensive income as a cumulative effect of an accounting change (see Note 2 of Notes to financial statements).

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $3.4 million of bonds at December 31, 2001, and constituted less than 0.3% of total invested assets. At December 31, 2000, defaulted investments totaled $7.2 million of bonds and constituted less than 0.5% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company's liquidity is primarily derived from operating cash flows. At December 31, 2001, approximately $767.8 million of the Bond Portfolio had an aggregate unrealized gain of $26.9 million while approximately $360.4 million of the Company's Bond Portfolio had an aggregate unrealized loss of $21.3 million. In addition, the Company's investment portfolio currently provides approximately $13.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

      If a substantial portion of the Company's bond portfolio diminished significantly in value and/or defaulted, the Company would need to liquidate other portions of its investment portfolio and/or arrange financing. Such events that may cause such a liquidity strain could be the result of economic collapse or terrorist acts.

      GUARANTEES AND OTHER COMMITMENTS: In the ordinary course of business, the Company is obligated to purchase approximately $11.0 million of asset backed securities as of December 31, 2001. The expiration dates of these commitments are as follows: $7.0 million in 2003 and $4.0 million in 2004.

      RECENTLY ISSUED ACCOUNTING STANDARDS are discussed in Note 2 of the accompanying financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 and 22 herein.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of First SunAmerica Life Insurance Company (the "Company") as of March 29, 2002 are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations).

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position (s)	Position	Last Five Years**	From-To

Jay S. Wintrob*	45	President,	2000	Vice Chairman and	1998-2000
		Chairman, and	2001	Chief Operating
		Chief Executive		Officer of SAI
		Officer of the		(Joined SAI in 1987)
		Company
		President and	2000
		Chief Executive	2001
		Officer of
		SunAmerica Inc.
		("SAI")

Thomas W. Baxter	47	Director	1992	Partner, O'Melveny & Myers LLP	1991 to present

James R. Belardi*	45	Senior Vice	1999	(Joined SAI in 1986)
		President of the Company
		Executive Vice	1995
		President of SAI

Marc H. Gamsin*	46	Senior Vice	1999	Executive Vice President,	1998 to Present
		President of the Company		SunAmerica Investments, Inc. (GA)
		Executive Vice	2001	Senior Vice President,	1996-2001
		President of SAI		SAI
				Executive Vice President	1997-1998
				SunAmerica Investments Inc. (DE)
				Partner, O'Melveny & Myers, LLP	1976-1996
				Senior Vice President of SAI	1992-2001

N. Scott Gillis*	48	Senior Vice	2000	Senior Vice President and Controller,	1994-1999
		President of the Company		SunAmerica Life
		Vice President	1997	Companies ("SLC")
		and Controller of SAI	2000	(Joined SAI in 1985)

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position (s)	Position	Last Five Years**	From-To

Lawrence M. Goldman*	40	Vice President,	1999	Associate General Counsel	1998-2000
		Co-General Counsel		of SAI
		and Assistant		Senior Vice President	1995-1998
		Secretary of the		Imperial Premium
		Company		Finance, Inc.
		Vice President,	2000
		Co-General Counsel,
		and Assistant
		Secretary of SAI

Jana W. Greer*	49	Senior Vice	1994	Senior Vice President	1992-2001
		President of the Company		of SAI
		Senior Vice
		President of SAI	1992

Vicki E. Marmorstein	49	Director	1999	Partner, Latham & Watkins	1995 to present
				Partner, Coudert Brothers	1979-1995

Margery K. Neale	42	Director	1996	Partner, Shearman	1991 to present
				& Sterling

Christine A. Nixon*	37	Vice President	1999	Associate General	1997-2000
		Co-General Counsel		Counsel of SAI
		and Secretary		Associate Counsel	1993-1997
		of the Company		of SAI
		Vice President,	2000
		Co-General Counsel
		and Secretary of SAI

Lester Pollack	68	Director	1987	Chief Executive	1986 to present
				Officer, Centre Partners, L.P.
				Managing Partner,	1986 to present
				Lazard Freres & Co.
				Senior Managing	1988 to present
				Director, Corporate
				Advisors, L.P

Debbie Potash-Turner	42	Director	1999	Senior Vice President	1988 to present
				and Chief Financial
				Officer, SunAmerica
				Asset Management Corp.
				Vice President, Royal	1990-1998
				Alliance Associates, Inc.

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

Name	Age	Present Position (s)	Year Assumed Position	Other Positions and Other Business Experience Within Last Five Years**	From-To

Richard D. Rohr	75	Director	1987	Partner, Bodman,	1958 to
				Longley & Dahling	present

Maurice S. Hebert	39	Vice President	2000	Vice President and	1998-2000
		and Controller		Assistant Controller,
		of the Company		SunAmerica Financial
				Director, Investment	1997-1998
				Accounting, SAI
				Manager, Investment	1993-1997
				Accounting, SAI

Gregory M. Outcalt	39	Senior Vice	2000	Vice President, SLC	1993-1999
		President		(Joined SAI in 1986)
		of the Company

Stewart R. Polakov	42	Vice President	2000	Vice President,	1997-1999
		of the Company		SunAmerica Financial
				Director, Investment	1994-1997
				Accounting of SAI
				(Joined SAI in 1991)

Edwin R. Raquel	44	Senior Vice	1995	Vice President and	1990-1995
		President and		Actuary, SLC
		Chief Actuary
		of the Company

Scott H. Richland	39	Vice President	1994	Senior Vice President	1997-1998
		of the Company		and Treasurer of SAI
		Senior Vice	1997	Vice President and	1995-1997
		President of SAI		Treasurer of SAI
				(Joined SAI in 1990)

Ron H. Tani	39	Vice President	2000	Vice President,	2000 to
		of the Company		SunAmerica Financial	Present
				Director,	1995-2000
				Product Development

Mark A. Zaeske	34	Treasurer of	2001	Assistant Treasurer,	1999-2000
		the Company		Citigroup
		Treasurer of		Associate Director,	1996-1999
		SAI	2000	Citigroup
				Treasury Financial	1994-1996
				Analyst, Atlantic
				Richfield Company

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.      EXECUTIVE COMPENSATION

      All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company. No executive officer of the Company earned allocated cash compensation in excess of $100,000. Jay Wintrob, Chief Executive Officer and President of the Company, earned allocated cash compensation of $40,000.

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

REPORTS ON FORM 8-K No current report on Form 8-K was filed during the three months ended December 31, 2001.

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

By /S/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President and Director

March 29, 2002

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAY S. WINTROB	Chief Executive Officer,	March 29, 2002
Jay S. Wintrob	President and Director

/s/ N. SCOTT GILLIS	Senior Vice President and	March 29, 2002
N. Scott Gillis	Director (Principal
Financial Officer)

/s/ MAURICE S. HEBERT	Vice President and	March 29, 2002
Maurice S. Hebert	Controller (Principal
Accounting Officer)

/s/ JAMES R. BELARDI	Senior Vice President	March 29, 2002
James R. Belardi	and Director

/s/ MARC H. GAMSIN	Senior Vice President	March 29, 2002
Marc H. Gamsin	and Director

/s/ JANA W. GREER	Senior Vice President	March 29, 2002
Jana W. Greer	and Director

/s/ EDWIN R. RAQUEL	Senior Vice President	March 29, 2002
Edwin R. Raquel	and Chief Actuary

FIRST SUNAMERICA LIFE INSURANCE COMPANY INDEX TO FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2

Balance Sheet - December 31, 2001 and December 31, 2000	F-3

Statement of Income and Comprehensive Income - Years Ended
December 31, 2001, December 31, 2000, and
December 31, 1999	F-4 to F-5

Statement of Cash Flows - Years Ended December 31, 2001
December 31, 2000, and
December 31, 1999	F-6 to F-7

Notes to Financial Statements	F-8 to F-24

Report of Independent Accountants

To the Board of Directors and Shareholder of
First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company, an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Woodland Hills, California
January 31, 2002

FIRST SUNAMERICA LIFE INSURANCE COMPANY BALANCE SHEET
	December 31,
	2001	2000

	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$28,982	$40,704
Bonds, notes and redeemable and preferred stocks
available for sale, at fair value
(amortized cost: December 2001, $1,122,577;
December 2000, $1,269,340)	1,128,203	1,237,469
Common stocks available for sale,
at fair value (cost: December 2001, $871;
December 2000, $812)	544	785
Mortgage loans	172,626	167,408
Other invested assets	37,343	39,881

Total investments and cash	1,367,698	1,486,247

Variable annuity assets held in separate
accounts	514,203	565,547
Accrued investment income	12,312	14,809
Deferred acquisition costs	100,182	124,451
Income taxes currently receivable from Parent	---	8,067
Deferred income taxes	1,947	7,914
Other assets	2,261	7,338

TOTAL ASSETS	$1,998,603	$2,214,373

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,024,830	$1,186,996
Reserves for universal life insurance
contracts	248,161	249,987
Income taxes currently payable to Parent	3,719	---
Other liabilities	14,111	24,215

Total reserves, payables
and accrued liabilities	1,290,821	1,461,198

Variable annuity liabilities related
to separate accounts	514,203	565,547

Shareholder's equity:
Common Stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	44,982	49,689
Accumulated other comprehensive income (loss)	1,169	(9,489)

Total shareholder's equity	193,579	187,628

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,998,603	$2,214,373

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31,

2001	2000	1999

(In thousands)

Investment income	$100,216	$119,576	$125,423

Interest expense on:
Fixed annuity contracts	(51,320)	(65,097)	(76,114)
Universal life insurance
contracts	(11,815)	(12,363)	(6,475)

Total interest expense	(63,135)	(77,460)	(82,589)

NET INVESTMENT INCOME	37,081	42,116	42,834

NET REALIZED INVESTMENT LOSSES	(19,266)	(20,779)	(11,178)

Fee income:
Variable annuity fees	8,041	9,140	6,600
Universal life insurance
fees, net	3,400	2,166	1,115
Surrender charges	2,141	3,776	3,296

TOTAL FEE INCOME	13,582	15,082	11,011

GENERAL AND ADMINISTRATIVE
EXPENSES	(3,605)	(4,792)	(5,247)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(11,629)	(19,399)	(22,664)

ANNUAL COMMISSIONS	(724)	(619)	(450)

GUARANTEED MINIMUM DEATH BENEFITS	(546)	(4)	(13)

PRETAX INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	14,893	11,605	14,293

Income tax expense	(6,180)	(4,325)	(6,621)

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	8,713	7,280	7,672

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAX (NOTE 2)	(520)	---	---

NET INCOME	$8,193	$7,280	$7,672

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

Years Ended December 31,

2001	2000	1999

(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS)
NET OF TAX:
Net unrealized gains (losses)
on debt and equity securities
available for sale identified
in the current period (net of
income tax benefit of $1,498
and $4,855 and income tax benefit
of $17,411 for the years ended
December 31, 2001, 2000 and 1999,
respectively)	$2,781	$9,019	$(32,333)
Less reclassification adjustment
for net realized losses
included in net income (net of
income tax expense of $4,242,
$5,433 and $661 for the years
ended December 31, 2001, 2000
and 1999, respectively)	7,877	10,089	1,226

OTHER COMPREHENSIVE INCOME (LOSS)	10,658	19,108	(31,107)

COMPREHENSIVE INCOME (LOSS)	$18,851	$26,388	$(23,435)

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS
Years Ended December 31,

2001	2000	1999

(In thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$8,193	$7,280	$7,672
Adjustments to reconcile net
income to net cash provided
by operating activities:
Cumulative effect of
accounting change, net of tax	520	---	---
Interest credited to:
Fixed annuity contracts	51,320	65,097	76,114
Universal life insurance
contracts	11,815	12,363	6,475
Net realized investment
losses	19,266	20,779	11,178
Accretion of net
discounts on investments	(2,999)	(4,538)	(4,123)
Amortization of goodwill	---	---	691
Provision for deferred
income taxes	507	73	(5,317)
Change in:
Accrued investment income	2,497	9,267	(5,907)
Deferred acquisition costs	3,469	10,286	5,381
Income taxes currently receivable/
payable from Parent	11,786	(1,429)	(16,782)
Other liabilities	(8,447)	(1,938)	22,625
Other, net	1,100	868	(1,042)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	99,027	118,108	96,965

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stock	(266,757)	(33,317)	(497,462)
Mortgage loans	(31,540)	(7,158)	(66,338)
Common stock	(58)	(813)	---
Other investments, excluding
short-term investments	(229)	---	---
Sales of:
Bonds, notes and redeemable preferred stock	246,769	171,702	399,790
Other investments, excluding
short-term investments	42	487	914
Redemptions and maturities of:
Bonds, notes and redeemable preferred stock	149,150	162,464	73,380
Mortgage loans	26,813	51,998	31,188
Other investments, excluding
short-term investments	2,767	2,324	580
Short-term investments received
from (transferred to) AIG SunAmerica
Life Assurance Company in assumption
reinsurance transaction with MBL Life
Assurance Corporation	---	(16,741)	371,634

NET CASH PROVIDED BY INVESTING ACTIVITIES	$126,957	$330,946	$313,686

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS (Continued)
Years Ended December 31,

2001	2000	1999

(In thousands)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$66,463	$41,365	$36,249
Universal life insurance
contracts	10,466	10,931	4,790
Net exchanges from the fixed
accounts of variable annuity
contracts	(33,539)	(47,090)	(37,223)
Withdrawal payments on:
Fixed annuity contracts	(207,166)	(355,023)	(350,019)
Universal life insurance
contracts	(11,565)	(17,541)	(13,781)
Claims and annuity payments on:
Fixed annuity contracts	(30,242)	(33,171)	(31,906)
Universal life insurance
contracts	(17,567)	(28,611)	(7,877)
Net repayments of other short-term
financings	(1,656)	(8,560)	---
Dividends paid to Parent	(12,900)	---	---

NET CASH USED IN
FINANCING ACTIVITIES	(237,706)	(437,700)	(399,767)

NET INCREASE (DECREASE) IN CASH
AND SHORT-TERM INVESTMENTS	(11,722)	11,354	10,884

CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	40,704	29,350	18,466

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$28,982	$40,704	$29,350

SUPPLEMENTAL CASH FLOW
INFORMATION:

Income taxes paid to (received from) Parent, net	$(6,113)	$5,681	$28,720

See accompanying notes to consolidated financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

First SunAmerica Life Insurance Company (the "Company") is a New York-domiciled life insurance company engaged primarily in the business of selling and administering fixed and variable annuities and universal life contracts in the State of New York.

The Company's net investment income and net realized investment losses and fee income by primary product line or service are as follows:

Years Ended December 31,

2001	2000	1999

(In thousands)
Net investment income and
net realized investment
losses on fixed
rate products	$17,815	$21,337	$31,656

Fee income:
Variable annuity fees	$8,041	$9,140	$6,600
Universal life insurance
fees	3,400	2,166	1,115
Surrender charges, principally
fixed-rate products	2,141	3,776	3,296

Total fee income	$13,582	$15,082	$11,011

Total	$31,397	$36,419	$42,667

Substantially all of the Company's revenues are derived from the United States. Products are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. Two independent selling organizations in the annuity operations represented approximately 35.7% and 8.3% of sales in the year ended December 31, 2001, approximately 13.7% and 10.8% of sales in the year ended December 31, 2000 and approximately 19.3% and 11.1% of sales in the year ended December 31, 1999. No other independent selling organization was responsible for more than 10% of sales for any such period.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS (Continued)

The Company is an indirect wholly owned subsidiary of SunAmerica Inc. ("SunAmerica"), which is a wholly owned subsidiary of American International Group, Inc. ("AIG"), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and asset management.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain items have been reclassified to conform to the current period's presentation.

Under GAAP, deposits collected on the non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company's statement of earnings, as they are recorded directly to policyholder reserves upon receipt.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder's equity. Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when declines in value are considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

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

DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, surrender charges and direct administrative expenses. Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. The Company capitalized DAC of $8,159,000 and $9,944,000 for the years ended December 31, 2001, and 2000, respectively.

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder's equity. DAC has been decreased by $3,500,000 and increased by $17,300,000 at December 31, 2001 and 2000, respectively, for this adjustment.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity depositss are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

RESERVES FOR FIXED ANNUITY AND UNIVERSAL LIFE INSURANCE CONTRACTS: Reserves for fixed annuity and universal life insurance contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees).

FEE INCOME: Variable annuity fees, universal life insurance fees and surrender charges are recorded in income as earned.

INCOME TAXES: The Company files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Its federal income tax return is consolidated with those of its direct parent, SunAmerica Life Insurance Company (the "Parent"), and its affiliate, AIG SunAmerica Life Assurance Company ("AIG SALAC"). Income taxes have been calculated as if the Company filed a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, and became effective for the Company on January 1, 2001. Because of the Company's minimal use of derivatives, the new Statement has no impact on either the earnings or the financial position of the Company at December 31, 2001.

In January 2001, the Emerging Issues Task Force of the FASB ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its statement of income and comprehensive income for 2001 a cumulative effect of an accounting change adjustment loss of $520,000 ($800,000 before tax).

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

3.	ACQUISITION

On December 31, 1998, AIG SALAC acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, AIG SALAC acquired assets having an aggregate fair value of $5,718,227,000 composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves.

Included in the block of business acquired from MBL Life were policies whose owners are residents of the State of New York ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement. As part of this acquisition, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were assumed by the Company. On a pro forma basis, assuming the MBL Life acquisition had been consummated on January 1 1999, the beginning of the earliest period presented here, investment income would have been $150,619,000 for the year ended December 31, 1999. Net income would have been $9,364,000 for the year ended December 31, 1999. The $128,420,000 purchase price was allocated between the Company and AIG SALAC based on the estimated future gross profits of the two blocks of business. The portion allocated to the Company was $10,000,000.

As part of the Acquisition, AIG SALAC received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. Included in the AIG SALAC's reserves transferred to the Company in 1999 were $34,657,000 of such policy enhancement reserves. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to AIG SALAC by the Company. The enhancements are to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates. The Company's portion of the payment due on June 30, 2001 and January 1, 2000 amounted to $4,369,000 and $4,911,000 respectively and were either credited to these policyholders or paid as benefits through withdrawals or accelerated death benefits during 2001 and 2000. The Company's reserve for the remaining payments totaled $8,435,000 at December 31, 2001.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS
The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$1,996	$1,993
Mortgage-backed securities	494,719	503,999
Securities of public utilities	53,423	53,817
Corporate bonds and notes	417,318	415,343
Other debt securities	155,121	153,051

Total	$1,122,577	$1,128,203

AT DECEMBER 31, 2000:

Securities of the United States
Government	$520	$521
Mortgage-backed securities	557,060	556,929
Securities of public utilities	25,290	25,384
Corporate bonds and notes	491,898	460,152
Other debt securities	194,572	194,483

Total	$1,269,340	$1,237,469

The amortized cost and estimated fair value of bonds and notes by contractual maturity, as of December 31, 2001, follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due in one year or less	$20,898	$21,235
Due after one year through five years	231,757	240,559
Due after five years through ten years	274,434	264,327
Due after ten years	100,769	98,083
Mortgage-backed securities	494,719	503,999

Total	$1,122,577	$1,128,203

Actual maturities of bonds and notes may differ from those shown above due to prepayments and redemptions.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)
Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross Unrealized Gains		Gross Unrealized Losses

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$	---		$(3)
Mortgage-backed securities		11,270		(1,990)
Securities of public utilities		810		(416)
Corporate bonds and notes		13,903		(15,878)
Other debt securities		914		(2,984)

Total		$26,897		$(21,271)

AT DECEMBER 31, 2000:

Securities of the United States
Government		$1	$	---
Mortgage-backed securities		6,238		(6,369)
Securities of public utilities		286		(192)
Corporate bonds and notes		4,857		(36,603)
Other debt securities		3,203		(3,292)

Total		$14,585		$(46,456)

Gross unrealized gains on equity securities aggregated $12,000 and $6,000 at December 31, 2001 and 2000, respectively. Gross unrealized losses on equity securities aggregated $339,000 and $34,000 at December 31, 2001 and 2000, respectively.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)
Gross realized investment gains and losses on sales of investments are as follows:

Years Ended December 31,

2001	2000	1999

(In thousands)
BONDS, NOTES AND REDEEMABLE
PREFERRED STOCKS:
Realized gains	$8,220	$3,221	$6,040
Realized losses	(10,222)	(3,147)	(9,688)

OTHER INVESTMENTS:
Realized gains	42	---	164
Realized losses	---	(48)	---

IMPAIRMENT WRITEDOWNS	(17,306)	(20,805)	(7,694)

Total net realized
investment losses	$(19,266)	$(20,779)	$(11,178)

The sources and related amounts of investment income are as follows:

Years Ended December 31,

2001	2000	1999

(In thousands)
Short-term investments	$1,661	$1,671	$4,795
Bonds and notes	83,449	99,241	103,503
Mortgage loans	14,068	17,547	17,139
Other invested assets	3,022	3,127	1,839

Gross investment income	102,200	121,586	127,276
Less: investment expenses	(1,984)	(2,010)	(1,853)

Total investment income	$100,216	$119,576	$125,423

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

No investments in any one entity or its affiliates exceeded 10% of the Company's shareholder's equity at December 31, 2001.

At December 31, 2001, mortgage loans were collateralized by properties located in 32 states, with loans totaling approximately 28% of the aggregate carrying value of the portfolio secured by properties located in California, approximately 13% by properties located in Michigan, approximately 7% by properties located in New York and Wisconsin and no more than 5% of the portfolio was secured by properties located in any other single state.

At December 31, 2001, bonds and notes included $54,480,000 of bonds and notes not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 25 industries with 19% of these assets are concentrated in media cable, 18% concentrated in telecommunications, and 9% concentrated in transportation services. No other industry concentration constituted more than 5% of these assets.

At December 31, 2001, the carrying value of investments in default as to the payment of principal or interest was $3,377,000 which approximates its estimated fair value.

At December 31, 2001, $558,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of the Company's financial instruments at December 31, 2001 and December 31, 2000, compared with their respective carrying values, are as follows:

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2001:

ASSETS:
Cash and short-term investments	$28,982	$28,982
Bonds and notes	1,128,203	1,128,203
Mortgage loans	172,626	181,276
Policy loans	37,343	37,343
Common stock	544	544
Variable annuity assets held in
separate accounts	514,203	514,203
LIABILITIES:
Reserves for fixed annuity contracts	$1,024,830	$979,473
Variable annuity liabilities related
to separate accounts	514,203	514,203

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2000:

ASSETS:
Cash and short-term investments	$40,704	$40,704
Bonds and notes	1,237,469	1,237,469
Mortgage loans	167,408	172,600
Policy loans	39,881	39,881
Common stock	785	785
Variable annuity assets held in
separate accounts	565,547	565,547

LIABILITIES:
Reserves for fixed annuity contracts	$1,186,996	$1,115,964
Variable annuity liabilities related
to separate accounts	565,547	565,547

6.	REINSURANCE

With respect to the Company's reinsurance, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

The Company guarantees a minimum level of death benefits for the majority of the Company's separate account contracts. If assets in these separate accounts are insufficient to fund minimum policy benefits, the Company is obligated to pay the difference.

The business which was assumed from MBL Life is subject to existing reinsurance ceded agreements. The agreements, which represent predominantly yearly renewable term insurance, allow for maximum retention on any single life of $2,000,000. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. At December 31, 2001, a total reserve credit of $1,090,000 was taken against the life insurance reserves.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company with the potential exception of McMurdie et al. v. SunAmerica Inc. et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California's Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

7.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Based on the information available at this time, management believes that the Company has not incurred material losses associated with the terrorist attacks of September 11, 2001.

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

In the ordinary course of business, the Company is obligated to purchase approximately $11,000,000 of asset backed securities as of December 31, 2001. The expiration dates of these commitments are as follows: $7,000,000 in 2003 and $4,000,000 in 2004.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER'S EQUITY

The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At December 31, 2001 and December 31, 2000, 300 shares were outstanding.

Changes in shareholder's equity are as follows:

Years Ended December 31,

2001	2000	1999

(in thousands)

ADDITIONAL PAID-IN
CAPITAL:
Beginning balances	$144,428	$144,428	$144,428

Ending balances	$144,428	$144,428	$144,428

RETAINED EARNINGS:
Beginning balances	$49,689	$42,409	$34,737
Net income	8,193	7,280	7,672
Dividends paid to Parent	(12,900)	---	---

Ending balances	$44,982	$49,689	$42,409

ACCUMULATED OTHER
COMPREHENSIVE INCOME
(LOSS):
Beginning balances	$(9,489)	$(28,597)	$2,510
Change in net
unrealized gains
(losses) on bonds
and notes available
for sale	37,497	32,324	(83,948)
Change in net
unrealized gains
(losses) on equity
securities	(300)	(27)	(9)
Change in adjustment
to deferred
acquisition costs	(20,800)	(2,900)	36,100
Tax effects of net
changes	(5,739)	(10,289)	16,750

Ending balances	$1,169	$(9,489)	$(28,597)

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

8.	SHAREHOLDER'S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the New York Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to stockholders by a life insurance company domiciled in the State of New York without obtaining the prior approval of the Director of Insurance is limited to the lesser of the Company's net gain from operations of the preceding year's statutory annual statement or 10% of preceding year's statutory surplus. The Company paid a dividend of $12,900,000 to its Parent on April 2, 2001. Currently, the maximum amount of dividends which can be paid to stockholders in the year 2002 without prior approval, would be 10% of the Company's December 31, 2001 surplus, or $11,921,000.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the years ended December 31, 2001, 2000 and 1999 was approximately $4,525,000, $21,597,000 and $14,210,000, respectively. The Company's statutory capital and surplus totaled approximately $122,209,000 at December 31, 2001, $132,289,000 at December 31, 2000 and $111,338,000 at December 31, 1999.

In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification"). Codification is effective January 1, 2001 and replaces the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting practices. Codification has been adopted by all fifty states as the prescribed basis of accounting. New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York). The adoption of Codification resulted in a decrease to the Company's statutory surplus of approximately $14,247,000.

9.	INCOME TAXES
The components of the provisions for federal income taxes on pretax income consist of the following:

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

December 31, 2001:

Currently payable	$(2,149)	$7,822	$5,673
Deferred	(5,371)	5,878	507

Total income tax expense
(benefit)	$(7,520)	$13,700	$6,180

December 31, 2000:

Currently payable	$(1,751)	$6,003	$4,252
Deferred	(5,960)	6,033	73

Total income tax expense
(benefit)	$(7,711)	$12,036	$4,325

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

9.	INCOME TAXES (Continued)

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

December 31, 1999:

Currently payable	$2,345	$9,593	$11,938
Deferred	(6,772)	1,455	(5,317)

Total income tax expense
(benefit)	$(4,427)	$11,048	$6,621

Income taxes computed at the United States federal income tax rate of 35% and income tax expenses reflected in the statement of income and comprehensive income differ as follows:

Years Ended December 31,

2001	2000	1999

(In thousands)

Amount computed at
statutory rate	$5,213	$4,062	$4,984
Increases (decreases)
resulting from:
Amortization of
differences
between book and
tax bases of net
assets acquired	---	---	223
State income taxes,
net of federal
tax benefit	795	541	1,817
Dividends received
deduction	(509)	(837)	(263)
Other, net	681	559	(140)

Total income tax
expense	$6,180	$4,325	$6,621

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO FINANCIAL STATEMENTS (Continued)

9.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the (receivable) liability for Deferred Income Taxes are as follows:

	Years Ended December 31,

	2001	2000

	(In thousands)

DEFERRED TAX LIABILITIES:
Deferred acquisition costs	$19,073	$21,979
Other liabilities	4,838	100
Net unrealized gains on debt and
equity securities available for sale	630	---

Total deferred tax liabilities	24,541	22,079

DEFERRED TAX ASSETS:
Contractholder reserves	(12,910)	(10,665)
Net unrealized losses on debt and
equity securities available for sale	---	(5,110)
Other assets	(13,578)	(14,218)

Total deferred tax assets	(26,488)	(29,993)

Deferred income taxes	$(1,947)	$(7,914)

In the Company's opinion, the deferred taxes will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income to realize the tax benefits.

FIRST SUNAMERICA LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	RELATED-PARTY MATTERS

The Company pays commissions to seven affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra Securities Corp.; Spelman & Co. Inc.; Royal Alliance Associates, Inc.; and VALIC Financial Advisors. Commissions paid to these broker-dealers totaled $1,332,000 in the year ended December 31, 2001, $2,058,000 in the year ended December 31, 2000 and $1,976,000 in the year ended December 31, 1999. These broker-dealers represent a significant portion of the Company's business, amounting to 17.4%, 30.5% and 37.5% of premiums for each of the respective periods.

The Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and SunAmerica, an indirect parent. Amounts paid for such services totaled $6,469,000 for the year ended December 31, 2001, $8,229,000 for the year ended December 31, 2000 and $7,959,000 for the year ended December 31, 1999. The marketing components of such costs during these periods amounted to $1,930,000, $3,581,000 and $2,907,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of these costs are included in General and Administrative Expenses in the income statement.

During the year ended December 31, 2001, the Company distributed a $12,900,000 dividend payment to its Parent (See Note 8).

During the year ended December 31, 2000, the Company transferred $16,741,000 in cash and short-term investments to AIG SALAC related to an actuarial adjustment on the policy enhancements related to the Acquisition (See Note 3).

During the year ended December 31, 1999 AIG SALAC transferred short-term investments, bonds and policy loans to the Company with an aggregate fair value of $678,272,000 as part of the transfer of the New York Business from the Acquisition (See Note 3).

