Form 10-Q
period 2002-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2002-05-15
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 33-5014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 IRS Employer Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 272-3007

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes No

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 15, 2001 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) - March 31, 2002 and December 31, 2001	3

Statement of Income and Comprehensive Income (Unaudited) - Three Months Ended March 31, 2002 and 2001	4

Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001	5-6

Notes to Financial Statements (Unaudited)	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-22

Quantitative and Qualitative Disclosures About Market Risk	23

Part II — Other Information	24-25

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In thousands)

ASSETS

Investments and cash:

Cash and short-term investments	$53,726	$28,982

Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2002, $1,132,748; December 31, 2001, $1,122,577)	1,126,019	1,128,203

Common stocks available for sale, at fair value (cost: March 31, 2002 and December 31, 2001, $871)	635	544

Mortgage loans	164,304	172,626

Policy loans	36,787	37,343

Total investments and cash	1,381,471	1,367,698

Variable annuity assets held in separate accounts	514,460	514,203

Accrued investment income	10,654	12,312

Deferred acquisition costs	106,033	100,182

Deferred income taxes	2,763	1,947

Other assets	1,536	2,261

TOTAL ASSETS	$2,016,917	$1,998,603

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$1,039,206	$1,024,830

Reserves for universal life insurance contracts	245,527	248,161

Income taxes currently payable to Parent	3,989	3,719

Payable to brokers	6,978	—

Other liabilities	14,853	14,111

Total reserves, payables and accrued liabilities	1,310,553	1,290,821

Variable annuity liabilities related to separate accounts	514,460	514,203

Shareholder’s equity:

Common Stock	3,000	3,000

Additional paid-in capital	144,428	144,428

Retained earnings	47,443	44,982

Accumulated other comprehensive (loss) income	(2,967)	1,169

Total shareholder’s equity	191,904	193,579

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,016,917	$1,998,603

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)

Investment income	$23,654	$26,915

Interest expense on:

Fixed annuity contracts	(11,245)	(13,772)

Universal life insurance contracts	(2,874)	(2,931)

Total interest expense	(14,119)	(16,703)

NET INVESTMENT INCOME	9,535	10,212

NET REALIZED INVESTMENT LOSSES	(1,231)	(10,629)

Fee income:

Variable annuity fees	1,929	2,093

Universal life insurance fees, net	407	1,037

Surrender charges	389	696

TOTAL FEE INCOME	2,725	3,826

GENERAL AND ADMINISTRATIVE EXPENSES	(2,407)	(711)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(4,018)	(4,202)

ANNUAL COMMISSIONS	(225)	(175)

GUARANTEED MINIMUM DEATH BENEFITS	(236)	(50)

PRETAX INCOME (LOSS)	4,143	(1,729)

Income tax (expense) benefit	(1,682)	735

NET INCOME (LOSS)	$2,461	$(994)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period (net of income tax benefit of $2,382 for 2002 and income tax expense of $2,878 for 2001)	(4,422)	5,344

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $154 for 2002 and $1,702 for 2001)	286	3,162

OTHER COMPREHENSIVE (LOSS) INCOME	(4,136)	8,506

COMPREHENSIVE (LOSS) INCOME	$(1,675)	$7,512

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,461	$(994)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Interest credited to:

Fixed annuity contracts	11,245	13,772

Universal life insurance contracts	2,874	2,931

Net realized investment losses	1,231	10,629

Accretion of net discounts on investments	(857)	(816)

Provision for deferred income taxes	1,412	(4,341)

Change in:

Accrued investment income	1,658	2,863

Deferred acquisition costs	49	1,904

Income taxes currently payable from Parent	270	3,606

Other liabilities	4,763	(165)

Other, net	(60)	3,743

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,046	33,132

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of:

Bonds, notes and redeemable preferred stocks	(69,265)	(42,864)

Mortgage loans	(281)	(3,591)

Other investments, excluding short-term investments	(17)	(28)

Sales of:

Bonds, notes and redeemable preferred stocks	47,620	49,809

Other investments, excluding short-term investments	(71)	—

Redemptions and maturities of:

Bonds, notes and redeemable preferred stocks	17,984	22,125

Mortgage loans	8,769	5,979

Other investments, excluding short-term investments	574	488

NET CASH PROVIDED BY INVESTING ACTIVITIES	$5,313	$31,918

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Premium receipts on:

Fixed annuity contracts	$43,126	$15,609

Universal life insurance contracts	2,095	2,344

Net exchanges to (from) the fixed accounts from (of) variable annuity contracts	907	(7,782)

Withdrawal payments on:

Fixed annuity contracts	(33,607)	(53,474)

Universal life insurance contracts	(2,743)	(8,388)

Claims and annuity payments on:

Fixed annuity contracts	(6,558)	(7,690)

Universal life insurance contracts	(4,813)	(5,220)

Net repayments of other short term financings	(4,022)	(4,154)

NET CASH USED IN FINANCING ACTIVITIES	(5,615)	(68,755)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	24,744	(3,705)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	28,982	40,704

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$53,726	$36,999

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

First SunAmerica Life Insurance Company (the “Company”) is an indirect wholly owned subsidiary of SunAmerica Inc. (“SunAmerica”), which is a wholly owned subsidiary of American International Group, Inc. (“AIG”), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and asset management. The Company is a New York-domiciled life insurance company engaged primarily in the sale and administration of deposit type insurance contracts, including fixed and variable annuities and universal life contracts in the State of New York.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001, the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company with the potential exception of McMurdie et al. v. SunAmerica Inc. et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California's Business and Professions Code Section 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months ended March 31, 2002 (“2002”) and March 31, 2001 (“2001”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

         In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings or profitability of the Company’s activities.

         Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

         The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of variable annuity products and the administration of a closed block of universal life business. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

         The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments and amortization of deferred acquisition costs. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment is disclosed in the Company’s 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         NET INCOME totaled $2.5 million in 2002, compared with net loss of $1.0 million in 2001.

         PRETAX INCOME totaled $4.1 million in 2002, compared with pretax loss of $1.7 million in 2001.

The improvement in 2002 over 2001 primarily resulted from decreased net realized losses, partially offset by increased general and administrative expenses, lower net investment income and lower fee income.

         NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and universal life contracts, totaled $9.5 million in 2002 and $10.2 million in 2001. These amounts equal 2.79% on average invested assets (computed on a daily basis) of $1.37 billion in 2002 and 2.72% on average invested assets of $1.50 billion in 2001.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $96.2 million in 2002, compared with $91.4 million in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.47% in 2002 and 2.44% in 2001.

         Investment income (and the related yields on average invested assets) totaled $23.7 million (6.91%) in 2002, compared with $26.9 million (7.18%) in 2001. The decrease in the investment yield in 2002 compared to 2001 primarily reflects a lower interest rate environment in 2002.

         Expenses incurred to manage the investment portfolio amounted to $0.1 million in 2002 and $0.7 million in 2001. 60% of these expenses are included as a reduction to investment income and 40% as a charge against net realized investment losses in the statement of income and comprehensive income.

         Interest expense totaled $14.1 million in 2002 and $16.7 million in 2001. The average rate paid on all interest-bearing liabilities was 4.44% in 2002, compared with 4.74% in 2001. Interest-bearing liabilities averaged $1.27 billion during 2002 and $1.41 billion during 2001. The decline in average interest rates paid in 2002 resulted primarily from the impact of a declining interest rate environment since 2001 and the continued reduction of crediting rates on certain closed blocks of business.

         CHANGE IN AVERAGE INVESTED ASSETS largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Changes in average invested assets also reflect net exchanges from fixed accounts into the separate accounts of variable annuity contracts partially offset by sales of fixed annuities and the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”). Fixed Annuity Deposits and UL Deposits totaled $45.7 million in 2002 and $19.6 million in 2001. The increase in Fixed Annuity Deposits and UL Deposits in 2002 is due primarily to a promotional offer in March 2002 through a certain distributor for one of the Company’s fixed annuity products, Sterling Select. On an annualized basis, these deposits represent 14% and 5%, respectively, of the related reserve balances at the beginning of the respective periods.

         NET REALIZED INVESTMENT LOSSES totaled $1.2 million in 2002, compared with $10.6 million in 2001 and include impairment writedowns of $11.1 million in 2001. Thus, net realized losses from sales and redemptions of investments totaled $1.2 million in 2002, compared with $0.5 million of gains in 2001.

         The Company sold or redeemed invested assets, principally bonds and notes, aggregating $76.1 million in 2002 and $81.9 million in 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.36% and 0.14% of average invested assets in 2002 and 2001, on an annualized basis, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

         Impairment writedowns include $11.1 million of provisions applied to bonds in 2001 and represent 2.97% of average invested assets for 2001. For the twenty quarters ended March 31, 2002, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.99% and averaged 0.66%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

         VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.9 million in 2002 and $2.1 million in 2001. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in both periods presented. Variable annuity assets averaged $503.6 million and $546.7 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $16.6 million in 2002 and $5.5 million in 2001. These amounts represent 13% and 4% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2002 reflected increased demand for the new product, Advisor, which was initially marketed in January 2001. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts (see “Change in Average Invested Assets”) are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

         Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $25.7 million and $20.0 million in 2002 and 2001, respectively. Such sales primarily reflect those of Advisor as well as the Company’s flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2002, primarily due to both new and enhanced relationships with New York based investment firms.

         The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally.

         UNIVERSAL LIFE INSURANCE FEES, NET amounted to $0.4 million and $1.0 million in 2002 and 2001, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market such contracts. Such fees annualized represent 0.67% and 1.67% of average reserves for universal life insurance contracts in the respective periods. The decrease in such fees during 2002 resulted principally from higher mortality experience.

         SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $0.4 million in 2002 and $0.7 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $44.7 million in 2002, compared with $70.6 million in 2001. Annualized, these payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 10.3% and 14.8% for 2002 and 2001, respectively. Withdrawal rates were lower in 2002 principally due to the lower level of surrenders on certain closed blocks of fixed annuity business during 2002. Withdrawals include variable annuity payments from the separate accounts totaling $8.3 million (6.6% of average variable annuity reserves) and $8.7 million (6.4% of average variable annuity reserves) in 2002 and 2001, respectively. Management anticipates gradual increases in levels of withdrawal payments relative to fixed and variable annuity and universal life reserves over the foreseeable future.

         GENERAL AND ADMINISTRATIVE EXPENSES totaled $2.4 million in 2002 and $0.8 million in 2001. The increase in general and administrative expenses are consistent with the increased costs to service the growing fixed annuity business and remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.0 million in 2002, compared with $4.2 million in 2001.

         ANNUAL COMMISSIONS totaled $0.2 million in 2002 and 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 10% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

         GUARANTEED MINIMUM DEATH BENEFITS totaled $0.2 million in 2002 compared with $0.1 million in 2001. The increase in guaranteed minimum death benefits reflects the downturn in the equity markets over the past year. Further downturns in the equity markets could increase these payments.

         INCOME TAX EXPENSE totaled $1.7 million in 2002, compared to a benefit of $0.7 million in 2001, representing effective tax rates of 41% and 43%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDER’S EQUITY decreased to $191.9 million at March 31, 2002 from $193.6 million at December 31, 2001, due principally to a $4.1 million decrease in accumulated other comprehensive income partially offset by $2.5 million of net income recorded in 2002.

         INVESTED ASSETS at December 31, 2002 totaled $1.38 billion, compared with $1.37 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

         THE BOND PORTFOLIO, which constituted 82% of the Company’s total investment portfolio at March 31, 2002, had an amortized cost that was $6.7 million greater than its aggregate fair value compared to an aggregate fair value that was $5.6 million greater than its amortized cost at December 31, 2001. The increase in net unrealized losses on the Bond Portfolio during 2002 principally reflects the recent increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2002.

         At March 31, 2002, the Bond Portfolio included $1.11 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $17.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2002, approximately $1.06 billion of the Bond Portfolio was investment grade, including $523.3 million of U.S. government/agency securities and mortgage-backed securities (“MBSs”).

         At March 31, 2002, the Bond Portfolio included $61.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 3.0% of the Company’s total assets and approximately 4.4% of its invested assets.

         Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 23 industries with 24% of these assets concentrated in telecommunications, 14% concentrated in media cable, 9% concentrated in transportation services, 7% concentrated in leisure and gaming and 6% concentrated in environmental industry. No other industry concentration constituted more than 5% of these assets.

         The table on the following page summarizes the Company’s rated bonds by rating classification as of March 31, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues Rated by S&P/Moody's/Fitch			Fitch, by NAIC Category			Total

		Estimated	NAIC		Estimated		Estimated	Percent of
S&P	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-] {AAA to A-}	$866,330	$874,106	1	$19,149	$16,827	$885,479	$890,933	64.49%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-] {BBB+ to BBB-}	167,361	161,228	2	12,883	12,835	180,244	174,063	12.60

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-] {BB+ to BB-}	23,315	23,094	3	164	166	23,479	23,260	1.68

B+ to B- (B1 to B3) [B+ to B-] {B+ to B-}	25,031	22,209	4	5,403	5,352	30,434	27,561	2.00

CCC+ to C (Caa to C) [CCC] {CCC+ to C-}	12,613	9,897	5	—	—	12,613	9,897	0.72

CI to D [DD] {D}	232	277	6	267	28	499	305	0.02

TOTAL RATED ISSUES	$1,094,882	$1,090,811		$37,866	$35,208	$1,132,748	$1,126,019

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $17.9 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

         Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $55.4 million at March 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2002, Secured Loans consisted of $12.7 million of publicly traded securities and $42.7 million of privately traded securities. These Secured Loans are composed of loans to borrowers spanning 9 industries, with 29% of these assets concentrated in energy, 22% concentrated in utilities, 10% concentrated in telecommunications, 9% concentrated in paper and 8% concentrated in leisure and gaming. No other industry concentration constituted more than 7% of these assets.

         While the trading market for the Company’s privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company’s Secured Loans are rated by S&P, Moody’s, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

         MORTGAGE LOANS aggregated $164.3 million at March 31, 2002 and consisted of 95 commercial first mortgage loans with an average loan balance of approximately $1.7 million, collateralized by properties located in 32 states. Approximately 25% of this portfolio was office, 24% was retail, 19% was multifamily residential, 15% was industrial, and 17% was other types. At March 31, 2002, approximately 27% of this portfolio was secured by properties located in California, approximately 14% by properties located in Michigan, approximately 8% by properties located in New York, approximately 7% by properties located in Wisconsin, and no more than 5% of this portfolio was secured by properties located in any other single state. At March 31, 2002, two mortgage loans have an outstanding balance of $10.0 million or more, which represented approximately 13% of this portfolio. At March 31, 2002, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

         At March 31, 2002, approximately 40% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

         POLICY LOANS are included in other invested assets and totaled $36.8 million at March 31, 2002, compared to $37.3 million at December 31, 2001 and primarily represent loans taken against universal life policies.

         ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 64% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at March 31, 2002.

         As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At March 31, 2002, these assets had an aggregate fair value of $1.38 billion with a duration of 4.0. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At March 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.27 billion with a duration of 3.0. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from their March 31, 2002 levels is a loss of approximately $8.6 million, representing the decrease in fair value of its fixed rate assets that is not offset by a decrease in fair value of its fixed rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

         Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points (i.e. 1%), recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and universal life products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio’s duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

         The Company also seeks to provide liquidity by investing in MBSs. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

         There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

         INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and,if available, the current fair value of the underlying collateral.

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

         DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $7.1 million of bonds at March 31, 2002, and constituted 0.5% of total invested assets. At December 31, 2001, defaulted investments totaled $3.4 million of bonds and constituted less than 0.3% of total invested assets.

         SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At March 31, 2002, approximately $452.6 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $27.7 million while approximately $673.4 million of the Bond Portfolio had an aggregate unrealized gain of $21.0 million. In addition, the Company’s investment portfolio currently provides approximately $13.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

         Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

         In a declining rate environment, the Company’s cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

         If a substantial portion of the Company’s bond portfolio diminished significantly in value and/or defaulted, the Company would need to liquidate other portions of its investment portfolio and/or arrange financing. Such events that may cause such a liquidity strain could be the result of economic collapse or terrorist acts.

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

         Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2002.

         In 1998, the NAIC adopted the codification of statutory accounting principles (“Codification”) which replaced the NAIC’s previous primary guidance on statutory accounting, which became effective January 1, 2001. Codification changes prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting. New York, however, has made certain modifications (e.g., no deferred taxes will be recorded for companies domiciled in the State of New York). The adoption of Codification resulted in a decrease to the Company’s statutory surplus of approximately $14.2 million and was recorded as a cumulative effect of changes in accounting principles in 2001.

         Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001 and establish new consumer protections regarding the security, confidentiality, and uses of nonpublic personal information of individuals. The law also requires financial institutions to fully disclose their privacy policies to their customers. Additional privacy legislation pending in the United States Congress and several states is designed to provide further privacy protections to consumers of financial products and services. These statutes and regulations may result in additional regulatory compliance costs, may limit the Company’s ability to market its products, and may otherwise constrain the nature or scope of the Company’s insurance and financial services operations. The Gramm-Leach-Bliley Act also allows combinations between insurance companies, banks, and other entities. In addition, from time to time, Federal initiatives are proposed that could affect the Company’s businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company’s sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 herein.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

         Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company with the potential exception of McMurdie et al. v. SunAmerica Inc. et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California’s Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

Item 2.     Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.     Defaults Upon Senior Securities

         Not applicable.

Item 4.     Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 5.     Other Information

         Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended March 31, 2002.

REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date:	May 15, 2002	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date:	May 15, 2002	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)