Form 10-Q
period 2002-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2002-08-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON AUGUST 14, 2002 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I - Financial Information

Balance Sheet (Unaudited) - June 30, 2002 and December 31, 2001	3

Statement of Income and Comprehensive Income (Unaudited)- Three Months and Six Months Ended June 30, 2002 and 2001	4

Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001	5-6

Notes to Financial Statements (Unaudited)	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-22

Quantitative and Qualitative Disclosures About Market Risk	23

Part II - Other Information	24-25

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands)
ASSETS

Investments and cash:

Cash and short-term investments	$35,179	$28,982

Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2002, $1,114,116; December 31, 2001, $1,122,577)	1,129,190	1,128,203

Common stocks available for sale, at fair value (cost: June 30, 2002 and December 31, 2001, $871)	668	544

Mortgage loans	158,581	172,626

Policy loans	36,557	37,343

Total investments and cash	1,360,175	1,367,698

Variable annuity assets held in separate accounts	473,082	514,203

Accrued investment income	11,298	12,312

Deferred acquisition costs	91,283	100,182

Deferred income taxes	—	1,947

Receivable from brokers	26,267	—

Other assets	1,685	2,261

TOTAL ASSETS	$1,963,790	$1,998,603

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$1,028,146	$1,024,830

Reserves for universal life insurance contracts	241,187	248,161

Income taxes currently payable to Parent	165	3,719

Other liabilities	18,218	14,111

Total reserves, payables and accrued liabilities	1,287,716	1,290,821

Variable annuity liabilities related to separate accounts	473,082	514,203

Deferred income taxes	3,700	—

Shareholder’s equity:

Common stock	3,000	3,000

Additional paid-in capital	144,428	144,428

Retained earnings	48,893	44,982

Accumulated other comprehensive income	2,971	1,169

Total shareholder’s equity	199,292	193,579

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,963,790	$1,998,603

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months

	2002	2001	2002	2001

	(In thousands)
Investment income	$23,574	$26,862	$47,228	$54,224

Interest expense on:

Fixed annuity contracts	(11,212)	(13,217)	(22,457)	(26,989)

Universal life insurance contracts	(2,886)	(2,927)	(5,760)	(5,858)

Total interest expense	(14,098)	(16,144)	(28,217)	(32,847)

NET INVESTMENT INCOME	9,476	10,718	19,011	21,377

NET REALIZED INVESTMENT LOSSES	(2,990)	(2,864)	(4,221)	(13,493)

Fee income:

Variable annuity fees	1,953	2,054	3,882	4,147

Universal life insurance fees, net	300	326	707	1,363

Surrender charges	359	515	748	1,211

TOTAL FEE INCOME	2,612	2,895	5,337	6,721

GENERAL AND ADMINISTRATIVE EXPENSES	(1,434)	(1,831)	(3,841)	(2,989)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(4,571)	(3,346)	(8,589)	(7,548)

ANNUAL COMMISSIONS	(183)	(234)	(408)	(409)

GUARANTEED MINIMUM DEATH BENEFITS	(502)	(24)	(738)	(74)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,408	5,314	6,551	3,585

Income tax expense	(958)	(2,260)	(2,640)	(1,525)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,450	3,054	3,911	2,060

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(520)	—	(520)

NET INCOME	1,450	2,534	3,911	1,540

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period (net of income tax expense of $2,829 and net of income tax benefit of $1,480 for the three months ended June 30, 2002 and 2001, respectively, and income tax expense of $446 and $1,331 for the six months of 2002 and 2001, respectively)	5,254	(2,749)	832	2,472

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $369 and $310 for the three months ended 2002 and 2001, respectively, and $523 and $2,079 for the six months of 2002 and 2001, respectively	684	576	970	3,861

OTHER COMPREHENSIVE (LOSS) INCOME	5,938	(2,173)	1,802	6,333

COMPREHENSIVE INCOME	$7,388	$361	$5,713	$7,873

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,911	$1,540

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change, net of tax	—	520

Interest credited to:

Fixed annuity contracts	22,457	26,989

Universal life insurance contracts	5,760	5,858

Net realized investment losses	4,221	13,493

Accretion of net discounts on investments	(1,043)	(1,775)

Amortization of deferred acquisition costs	8,589	11,629

Provision for deferred income taxes	4,677	(992)

Change in:

Accrued investment income	1,014	982

Deferred acquisition costs	(6,461)	(8,090)

Income taxes currently payable to Parent	(3,554)	8,376

Other liabilities	2,887	(1,162)

Other, net	(251)	3,289

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,207	60,657

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of:

Bonds, notes and redeemable preferred stocks	(123,963)	(110,389)

Mortgage loans	(356)	(23,052)

Other investments, excluding short-term investments	(17)	(139)

Sales of:

Bonds, notes and redeemable preferred stocks	56,494	98,374

Other investments, excluding short-term investments	(158)	—

Redemptions and maturities of:

Bonds, notes and redeemable preferred stocks	50,121	78,739

Mortgage loans	14,635	11,551

Other investments, excluding short-term investments	804	1,903

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(2,440)	$56,987

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Deposits received on:

Fixed annuity contracts	$59,377	$29,636

Universal life insurance contracts	4,064	6,126

Net exchanges to (from) the fixed accounts of variable annuity contracts	8,571	(18,633)

Withdrawal payments on:

Fixed annuity contracts	(71,213)	(111,561)

Universal life insurance contracts	(5,271)	(14,931)

Claims and annuity payments on:

Fixed annuity contracts	(14,623)	(15,005)

Universal life insurance contracts	(11,983)	(9,304)

Net repayments of other short term financings	(2,492)	(4,030)

Dividend paid to Parent	—	(12,900)

NET CASH USED IN FINANCING ACTIVITIES	(33,570)	(150,602)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	6,197	(32,958)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	28,982	40,704

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$35,179	$7,746

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to (received from) Parent	$1,517	$(5,858)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

First SunAmerica Life Insurance Company (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is a New York-domiciled life insurance company engaged primarily in the sale and administration of deposit type insurance contracts, including fixed and variable annuities and universal life contracts in the State of New York.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of June 30, 2002 and December 31, 2001, the results of its operations for the three months and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and six months ended June 30, 2002 and June 30, 2001 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

         The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

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

RESULTS OF OPERATIONS

         NET INCOME totaled $1.5 million in the second quarter of 2002, compared to $2.5 million in the second quarter of 2001. For the six months, net income amounted to $3.9 million in 2002 compared to $1.5 million in 2001.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $520,000, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the quarter and six months ended June 30, 2001 (see Note 3 of Notes to Financial Statements).

         PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $2.4 million in the second quarter of 2002, compared with $5.3 million in the second quarter of 2001. For the six months, pretax income before cumulative effect of accounting change totaled $6.6 million in 2002, compared with $3.6 million in 2001. The decline in 2002 results compared to 2001 in the second quarter primarily resulted from increased amortization of deferred acquisition costs, increased guaranteed minimum death benefits on variable annuities and decreased net investment income. The improvement in the six months of 2002 results compared to 2001 primarily resulted from decreased net realized investment losses, partially offset by decreased fee income, decreased net investment income, increased general and administrative expenses, increased amortization of deferred acquisition costs and increased guaranteed minimum death benefits.

         NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and universal life contracts, totaled $9.5 million in the second quarter of 2002, down from $10.7 million in the second quarter of 2001. These amounts equal 2.77% on average invested assets (computed on a daily basis) of $1.37 billion in the second quarter of 2002 and 2.98% on average invested assets of $1.44 billion in the second quarter of 2001. For the six months, net investment income declined to $19.0 million in 2002 from $21.4 million in 2001, representing 2.78% of average invested assets of $1.37 billion in 2002 and 2.92% of average invested assets of $1.47 billion in 2001.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the second quarter of 2002, average invested assets exceeded average interest-bearing liabilities by $93.7 million, compared with $79.8 million in the second quarter of 2001. For the six months, average invested assets exceeded average interest-bearing liabilities by $94.9 million in 2002, compared with $82.8 million in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.46% in the second quarter of 2002 and 2.71% in the second quarter of 2001. For the six months, the spread difference was 2.47% in 2002 and 2.65% in 2001. The decrease in the net investment spread in the second quarter and six months of 2002 as compared to the second quarter and six months of 2001 is due to a lower interest rate environment.

         Investment income (and the related yield on average invested assets) totaled $23.6 million (6.89%) in the second quarter of 2002, $26.9 million (7.47%) in the second quarter of 2001, $47.2 million (6.90%) in the six months of 2002 and $54.2 million (7.40%) in the six months of 2001. The decrease in the investment yield in 2002 compared to 2001 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.1 million in the second quarter of 2002, $0.2 million in the second quarter of 2001, $0.2 million in the six months of 2002 and $0.4 million in the six months of 2001.

         Interest expense totaled $14.1 million in the second quarter of 2002 and $16.1 million in the second quarter of 2001. For the six months, interest expense aggregated $28.2 million in 2002, compared with $32.8 million in 2001. The average rate paid on all interest-bearing liabilities was 4.43% in the second quarter of 2002, compared with 4.76% in the second quarter of 2001. For the six months, the average rate paid on all interest-bearing liabilities was 4.43% for 2002 and 4.75% for 2001. Interest-bearing liabilities averaged $1.27 billion during the second quarter of 2002, $1.36 billion during the second quarter of 2001, $1.27 billion during the six months of 2002 and $1.38 billion during the six months of 2001. The decrease in average liabilities in 2002 resulted primarily from withdrawals on certain closed blocks of business. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the continued reduction of crediting rates on certain closed blocks of business.

         Change in average invested assets largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Year-to-date changes in average invested assets also reflect net exchanges to fixed accounts from the separate accounts of variable annuity contracts, sales of fixed annuities and the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life products (“UL Deposits”). Fixed Annuity Deposits and UL Deposits totaled $18.2 million in the second quarter of 2002, $18.5 million in the second quarter of 2001, $63.9 million in the six months of 2002 and $38.1 million in the six months of 2001. The increase in Fixed Annuity Deposits in 2002 is due primarily to increased sales relating to a promotional offer in March 2002 through a certain distributor for one of the Company’s fixed annuity products, Sterling Select. On an annualized basis, Fixed Annuity Deposits represent 6%, 5%, 10% and 5%, respectively, of the related reserve balances at the beginning of the respective periods. Beginning in the third quarter 2002, Fixed Annuity Deposits are expected to increase due to additional products approved for sale and new distribution channels.

         NET REALIZED INVESTMENT LOSSES totaled $3.0 million in the second quarter of 2002, compared with $2.9 million in the second quarter of 2001 and include impairment writedowns of $0.9 million and $2.5 million, respectively. For the six months, net realized investment losses totaled $4.2 million in 2002, compared with $13.5 million in 2001 and include impairment writedowns of $0.9 million and $13.6 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $2.1 million in the second quarter of 2002, compared to $0.4 million in the second quarter of 2001. For the six months, net realized losses from sales and redemptions of investments totaled $3.3 million in 2002, compared to $0.1 million of net realized gains in 2001.

         The Company sold or redeemed invested assets, principally bonds and notes, aggregating $71.7 million in the second quarter of 2002, $108.6 million in the second quarter of 2001, $147.8 million in the six months of 2002 and $190.4 million in the six months of 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and, on an annualized basis, amount to 0.61%, 0.11%, 0.49% and 0.02% of average invested assets in the second quarter of 2002, the second quarter of 2001, the six months of 2002 and the six months of 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

         Impairment writedowns include $0.9 million, $2.5 million, $0.9 million and $13.6 million of provisions applied to bonds in the second quarter of 2002, the second quarter of 2001, the six months of 2002 and the six months of 2001, respectively. On an annualized basis, impairment writedowns represent 0.26%, 0.69%, 0.13% and 1.86% of average invested assets in the respective periods. For the twenty quarters ended June 30, 2002, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.99% and have averaged 0.67%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $0.8 million ($0.5 million net of tax) of additional impairments pursuant to the implementation of EITF 99-20 in 2001. This adjustment was recorded as a cumulative effect of accounting change in the accompanying statement of income and comprehensive income for 2001.

         VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.0 million in the second quarter of 2002 and $2.1 million in the second quarter of 2001. For the six months, variable annuity fees totaled $3.9 million in 2002, compared with $4.1 million in 2001. On an annualized basis, variable annuity fees represent 1.54% of average variable annuity assets in all periods presented. Variable annuity assets averaged $502.9 million, $532.2 million, $503.3 million and $539.4 million during the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $28.9 million and $6.8 million in the second quarters of 2002 and 2001, respectively. For the six months, variable annuity deposits totaled $45.5 million in 2002, compared with $12.3 million in 2001. On an annualized basis, these amounts represent 22%, 5%, 18% and 4% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2002 reflected increased demand for the new product, Advisor, which was initially marketed in January 2001. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

         Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $37.5 million, $18.8 million, $63.2 million, and $38.7 million in the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. Such sales primarily reflect those of Advisor as well as the Company’s flagship variable annuity line, Polaris. Advisor is a multimanager variable annuity that offers investors a choice of 27 variable funds and a guaranteed fixed-rate fund. Investors can also withdraw amounts without incurring surrender charges. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2002, primarily due to increased demand for the new product, Advisor, which was initially marketed in January 2001.

         The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See “Regulation”).

         UNIVERSAL LIFE INSURANCE FEES, NET amounted to $0.3 million in the second quarters of 2002 and 2001. For the six months, universal life insurance fees totaled $0.7 million in 2002 and $1.4 million in 2001. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market such contracts. Such fees annualized represent 0.49%, 0.53%, 0.58% and 1.11% of average reserves for universal life insurance contracts in the respective periods. The decrease in such fees during 2002 resulted principally from changes in mortality experience.

         SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.4 million in the second quarter of 2002 and $0.5 million in the second quarter of 2001. For the six months, such surrender charges totaled $0.7 million in 2002 and $1.2 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $51.8 million in the second quarter of 2002, compared with $73.8 million in the second quarter of 2001. For the six months, such withdrawal payments totaled $97.8 million in 2002 and $144.4 million in 2001. Annualized, these payments, when expressed as a percentage of related reserves, represent 12.0%, 16.0%, 11.3% and 15.4% for the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. Withdrawal rates declined in 2002 due to the lower level of surrenders on certain closed blocks of fixed annuity business during 2002.

Withdrawals include variable annuity payments from the separate accounts totaling $9.9 million (7.9% of average variable annuity reserves), $9.2 million (6.9% of average variable annuity reserves), $19.6 million (7.8% of average variable annuity reserves) and $17.9 million (6.7% of average variable annuity reserves) in the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. The increase in withdrawal rates in 2002 reflects a decrease in the market value of assets supporting the variable contracts due to unfavorable market conditions. Management anticipates a gradual increase in the levels of withdrawal payments relative to fixed and variable annuity and universal life reserves over the foreseeable future.

         GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.4 million in the second quarter of 2002 and $1.8 million in 2001. For the six months, general and administrative expenses totaled $3.8 million in 2002 and $3.0 million in 2001. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.6 million in the second quarter of 2002, compared with $3.3 million in the second quarter of 2001. For the six months, such amortization totaled $8.6 million in 2002, compared with $7.5 million in 2001. The increase in amortization was primarily related to lower estimates of future gross profits on variable annuity contracts in light of the downturn in the equity markets in 2002, and additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

         ANNUAL COMMISSIONS totaled $0.2 million in the second quarters of 2002 and 2001. For the six months, annual commissions amounted to $0.4 million in 2002 and 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s fixed and variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 8% of the average balances of its variable annuity products is currently subject to such annual commissions. Based upon current product offerings, this percentage is expected to increase in current periods.

         GUARANTEED MINIMUM DEATH BENEFITS totaled $0.5 million in the second quarter of 2002, compared with $0.02 million in the second quarter of 2001. For the six months, guaranteed minimum death benefits amounted to $0.7 million in 2002 and $0.1 million in 2001. Guaranteed minimum death benefits represent the additional death benefits paid to fund minimum policy benefits in excess of the policyholder’s separate account balance. The increase in guaranteed minimum death benefits paid pursuant to the Company’s variable annuity separate account contracts reflects the impact of a continued downturn in the equity markets. Further downturns in the equity markets could increase these payments.

         INCOME TAX EXPENSE totaled $1.0 million in the second quarter of 2002, $2.3 million in the second quarter of 2001, $2.6 million in the six months of 2002 and $1.5 million in the six months of 2001, representing effective annualized tax rate of 40%, 43%, 40% and 43%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDER’S EQUITY increased to $199.3 million at June 30, 2002 from $193.6 million at December 31, 2001, due principally to $1.8 million in accumulated other comprehensive income and $3.9 million of net income recorded in 2002.

         INVESTED ASSETS at June 30, 2002 totaled $1.36 billion, compared with $1.37 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

         THE BOND PORTFOLIO, which constituted 83% of the Company’s total investment portfolio at June 30, 2002, had an aggregate fair value that was $15.1 million greater than its amortized cost compared to an aggregate fair value that was $5.6 million greater than its amortized cost at December 31, 2001. The increase in net unrealized gains on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2002.

         At June 30, 2002, the Bond Portfolio (excluding $31,000 of redeemable preferred stocks) included $1.08 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $50.9 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2002, approximately $1.07 billion of the Bond Portfolio was investment grade, including $498.0 million of U.S. government/agency securities and mortgage-backed securities (“MBSs”).

         At June 30, 2002, the Bond Portfolio included $54.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 2.8% of the Company’s total assets and approximately 4.0% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 22 industries with 19% of these assets concentrated in telecommunications, 11% concentrated in transportation services, 8% concentrated in leisure and gaming and 7% concentrated in media cable. No other industry concentration constituted more than 5% of these assets.

         The table on the following page summarizes the Company’s rated bonds by rating classification as of June 30, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues Rated by S&P/Moody’s/Fitch			Fitch, by NAIC Category			Total

		Estimated	NAIC		Estimated		Estimated	Percent of
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-] {AAA to A-}	$617,028	$636,727	1	$232,670	$241,465	$849,698	$878,192	64.56%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-] {BBB+ to BBB-}	154,830	149,649	2	47,852	46,480	202,682	196,129	14.42%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-] {BB+ to BB-}	17,574	17,483	3	—	—	17,574	17,483	1.29%

B+ to B- (B1 to B3) [B+ to B-] {B+ to B-}	25,139	19,881	4	9,026	8,538	34,165	28,419	2.09%

CCC+ to C (Caa to C) [CCC] {CCC+ to C-}	6,578	2,500	5	277	30	6,855	2,530	0.19%

CI to D [DD] {D}	2,556	5,772	6	531	634	3,087	6,406	0.47%

TOTAL RATED ISSUES	$823,705	$832,012		$290,356	$297,147	$1,114,061	$1,129,159

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $50.9 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

         Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $46.6 million at June 30, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2002, Secured Loans consisted of $33.9 million of privately traded securities and $12.7 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 35% of these assets concentrated in energy, 25% concentrated in utilities, 11% concentrated in financial companies and 8% concentrated in leisure and gaming. No other industry concentration constituted more than 7% of these assets.

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

         MORTGAGE LOANS aggregated $158.6 million at June 30, 2002 and consisted of 87 commercial first mortgage loans with an average loan balance of approximately $1.8 million, collateralized by properties located in 32 states. Approximately 26% of this portfolio was office, 20% was retail, 19% was multifamily residential, 17% was industrial and 18% was other types. At June 30, 2002, approximately 27% of this portfolio was secured by properties located in California, approximately 14% by properties located in Michigan, approximately 7% by properties located in New York and Wisconsin and no more than 5% of this portfolio was secured by properties located in any other single state. At June 30, 2002, two mortgage loans have an outstanding balance of $10.0 million or more, which collectively aggregated approximately 14% of this portfolio. At June 30, 2002, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

         At June 30, 2002, approximately 38% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

         POLICY LOANS are included in other invested assets and totaled $36.6 million at June 30, 2002, compared to $37.3 million at December 31, 2001 and primarily represent loans taken against universal life policies.

         ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 62% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at June 30, 2002.

         As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At June 30, 2002, these assets had an aggregate fair value of $1.36 billion with a duration of 4.0. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At June 30, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.26 billion with a duration of 3.0. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from their June 30, 2002 levels is a loss of approximately $7.0 million, representing the decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

         DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.8 million of bonds at June 30, 2002, and constituted approximately 0.4% of total invested assets. At December 31, 2001, defaulted investments totaled $3.4 million of bonds and constituted less than 0.3% of total invested assets.

         SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At June 30, 2002, approximately $970.3 million of the Company’s Bond Portfolio had an aggregate unrealized gain of $42.0 million while approximately $158.9 million of the Bond Portfolio had an aggregate unrealized loss of $26.9 million. In addition, the Company’s investment portfolio currently provides approximately $12.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

         Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rates. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

         Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of June 30, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended June 30, 2002.

REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date: August 14, 2002	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: August 14, 2002	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)