Form 10-Q
period 2002-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2002-11-12
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 33-5014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 IRS Employer Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 272-3007

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes [X] No [   ]

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON NOVEMBER 12, 2002 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) - September 30, 2002 and December 31, 2001	3

Statement of Income and Comprehensive Income (Unaudited)- Three Months and Nine Months Ended September 30, 2002 and 2001	4

Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001	5-6

Notes to Financial Statements (Unaudited)	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-23

Quantitative and Qualitative Disclosures About Market Risk	24

Controls & Procedures	24

Part II — Other Information	25-30

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2002	2001

	(In thousands)
ASSETS

Investments and cash:

Cash and short-term investments	$146,381	$28,982

Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2002, $1,179,875; December 31, 2001, $1,122,577)	1,218,539	1,128,203

Common stocks available for sale, at fair value (cost: September 30, 2002, $1,648; December 31, 2001, $871)	1,228	544

Mortgage loans	180,327	172,626

Policy loans	36,720	37,343

Total investments and cash	1,583,195	1,367,698

Variable annuity assets held in separate accounts	412,032	514,203

Accrued investment income	9,538	12,312

Deferred acquisition costs	100,396	100,182

Income taxes currently receivable from Parent	4,368	—

Deferred income taxes	—	1,947

Receivable from brokers	887	—

Other assets	779	2,261

TOTAL ASSETS	$2,111,195	$1,998,603

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$1,166,479	$1,024,830

Reserves for universal life insurance contracts	241,084	248,161

Income taxes currently payable to Parent	—	3,719

Payable to brokers	7,848	—

Other liabilities	51,524	14,111

Total reserves, payables and accrued liabilities	1,466,935	1,290,821

Variable annuity liabilities related to separate accounts	412,032	514,203

Deferred income taxes	16,796	—

Shareholder’s equity:

Common stock	3,000	3,000

Additional paid-in capital	144,428	144,428

Retained earnings	51,206	44,982

Accumulated other comprehensive income	16,798	1,169

Total shareholder’s equity	215,432	193,579

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,111,195	$1,998,603

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2002 and 2001
(Unaudited)

	Three Months		Nine months

	2002	2001	2002	2001

	(In thousands)
Investment income	$22,753	$24,165	$69,981	$78,051

Interest expense on:

Fixed annuity contracts	(11,591)	(12,518)	(34,048)	(39,507)

Universal life insurance contracts	(2,884)	(2,991)	(8,644)	(8,849)

Total interest expense	(14,475)	(15,509)	(42,692)	(48,356)

NET INVESTMENT INCOME	8,278	8,656	27,289	29,695

NET REALIZED INVESTMENT LOSSES	(1,943)	(2,379)	(6,164)	(15,872)

Fee income:

Variable annuity fees	1,722	1,971	5,604	6,118

Universal life insurance fees, net	1,433	982	2,140	2,345

Surrender charges	540	446	1,288	1,657

TOTAL FEE INCOME	3,695	3,399	9,032	10,120

GENERAL AND ADMINISTRATIVE EXPENSES	(1,265)	(957)	(5,106)	(3,608)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(4,218)	(3,174)	(12,807)	(10,722)

ANNUAL COMMISSIONS	(188)	(150)	(596)	(559)

GUARANTEED MINIMUM DEATH BENEFITS	(404)	(110)	(1,142)	(184)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,955	5,285	10,506	8,870

Income tax expense	(1,642)	(2,186)	(4,282)	(3,711)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,313	3,099	6,224	5,159

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	—	—	(520)

NET INCOME	2,313	3,099	6,224	4,639

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Net unrealized gains on debt and equity securities available for sale identified in the current period (net of income tax expense of $7,208 and $3,066 for the three months ended September 30, 2002 and 2001, respectively, and income tax expense of $7,655 and $4,134 for the nine months of 2002 and 2001, respectively)	13,386	5,694	14,218	7,677

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $238 and $338 for the three months ended 2002 and 2001, respectively, and $760 and $2,680 for the nine months of 2002 and 2001, respectively	441	627	1,411	4,977

OTHER COMPREHENSIVE INCOME	13,827	6,321	15,629	12,654

COMPREHENSIVE INCOME	$16,140	$9,420	$21,853	$17,293

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,224	$4,639

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change, net of tax	—	520
Interest credited to:

Fixed annuity contracts	34,048	39,507

Universal life insurance contracts	8,644	8,849

Net realized investment losses	6,164	15,872

Accretion of net discounts on investments	(1,191)	(2,465)

Amortization of deferred acquisition costs	12,807	10,722

Acquisition costs deferred	(21,921)	(7,279)

Provision for deferred income taxes	10,327	3,919

Change in:

Accrued investment income	2,774	2,687

Income taxes currently payable to Parent	(8,087)	5,651

Other liabilities	24,421	(1,173)

Other, net	1,986	1,234

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,196	82,683

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of:

Bonds, notes and redeemable preferred stocks	(295,184)	(164,847)

Mortgage loans	(30,839)	(29,890)

Common Stocks	(777)	—

Other investments, excluding short-term investments	(270)	(139)

Sales of:

Bonds, notes and redeemable preferred stocks	153,273	164,407

Other investments, excluding short-term investments	—	14

Redemptions and maturities of:

Bonds, notes and redeemable preferred stocks	86,304	94,175

Mortgage loans	23,436	19,785

Other investments, excluding short-term investments	894	2,401

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(63,163)	$85,906

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Deposits received on:

Fixed annuity contracts	$211,091	$46,154

Universal life insurance contracts	7,489	8,211

Net exchanges to (from) the fixed accounts of variable annuity contracts	24,996	(23,494)

Withdrawal payments on:

Fixed annuity contracts	(105,458)	(157,634)

Universal life insurance contracts	(7,479)	(18,831)

Claims and annuity payments on:

Fixed annuity contracts	(23,936)	(22,435)

Universal life insurance contracts	(15,328)	(12,697)

Net receipts from (repayments of) other short term financings	12,991	(1,971)

Dividend paid to Parent	—	(12,900)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	104,366	(195,597)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	117,399	(27,008)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	28,982	40,704

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$146,381	$13,696

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to (received from) Parent	$2,042	$(5,858)

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001, the results of its operations for the three months and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company.

3.	RELATED PARTY TRANSACTION

Beginning in July 2002, the Company began marketing fixed annuities through a new financial institution partner. These annuities are administered by AIG Annuity Insurance Company, an affiliate of the Company. Costs charged to the Company to administer these policies were approximately $465,000 in 2002. The Company believes these costs are less than the Company would have incurred to administer these policies internally. Beginning in November 2002, the remaining block of fixed annuities will be administered by AIG Annuity Insurance Company.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and nine months ended September 30, 2002 and September 30, 2001 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

         The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of fixed and variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

CRITICAL ACCOUNTING POLICIES

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

         VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $28.9 million at September 30, 2002. In determining if and when a decline in fair value below amortized cost is other-than-temporary, we evaluate at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

         Securities in our portfolio with a carrying value of approximately $263.7 million at September 30, 2002 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS: Deferred acquisition costs (“DAC”) are amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 57% of the Company’s DAC balance at September 30, 2002 related to fixed annuity products and 43% related to variable annuity products.

         DAC amortization is sensitive to surrender rates and the actual and assumed future growth rate of the assets supporting the Company’s obligations under annuity policies. With respect to fixed annuities, the growth rate depends on the yield on the general account assets supporting those annuities. With respect to variable annuities, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.

         The assumption for the long-term annual net growth of the separate account assets used by the Company in the determination of DAC amortization with respect to its variable annuity policies is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology which allows the Company to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

RESULTS OF OPERATIONS

         NET INCOME totaled $2.3 million in the third quarter of 2002, compared to $3.1 million in the third quarter of 2001. For the nine months, net income amounted to $6.2 million in 2002, compared to $4.6 million in 2001.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $520,000, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for nine months ended September 30, 2001.

         PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $4.0 million in the third quarter of 2002, compared with $5.3 million in the third quarter of 2001. For the nine months, pretax income before cumulative effect of accounting change totaled $10.5 million in 2002, compared with $8.9 million in 2001. The decline in 2002 results compared to 2001 in the third quarter primarily resulted from increased amortization of deferred acquisition costs, increased guaranteed minimum death benefits on variable annuities and decreased net investment income. The improvement in 2002 results compared to 2001 in the nine months resulted from decreased net realized investment losses partially offset by increased amortization of deferred acquisition costs, increased general and administrative expenses, decreased net investment income, and increased guaranteed minimum death benefits on variable annuities.

         NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and universal life contracts, totaled $8.3 million in the third quarter of 2002, down from $8.7 million in the third quarter of 2001. These amounts equal 2.28% on average invested assets (computed on a daily basis) of $1.45 billion in the third quarter of 2002 and 2.47% on average invested assets of $1.40 billion in the third quarter of 2001. For the nine months, net investment income declined to $27.3 million in 2002 from $29.7 million in 2001, representing 2.61% of average invested assets of $1.40 billion in 2002 and 2.74% of average invested assets of $1.44 billion in 2001.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the third quarter of 2002, average invested assets exceeded average interest-bearing liabilities by $116.6 million, compared with $85.9 million in the third quarter of 2001. For the nine months, average invested assets exceeded average interest-bearing liabilities by $102.2 million in 2002, compared with $83.8 million in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 1.93% in the third quarter of 2002 and 2.18% in the third quarter of 2001. For the nine months, the spread difference was 2.28% in 2002 and 2.47% in 2001. The decrease in the Spread Difference in the third quarter and nine months of 2002 as compared to the third quarter and nine months of 2001 is due to a lower interest rate environment combined with the Company’s inability to reprice products downwards beyond contractual minimums.

         Investment income (and the related yield on average invested assets) totaled $22.8 million (6.27%) in the third quarter of 2002, $24.2 million (6.90%) in the third quarter of 2001, $70.0 million (6.68%) in the nine months of 2002 and $78.1 million (7.21%) in the nine months of 2001. The decrease in the investment yield in 2002 compared to 2001 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.1 million in the third quarter of 2002, $0.4 million in the third quarter of 2001, $0.4 million in the nine months of 2002 and $1.2 million in the nine months of 2001.

         Interest expense totaled $14.5 million in the third quarter of 2002 and $15.5 million in the third quarter of 2001. For the nine months, interest expense aggregated $42.7 million in 2002, compared with $48.4 million in 2001. The average rate paid on all interest-bearing liabilities was 4.34% in the third quarter of 2002, compared with 4.72% in the third quarter of 2001. For the nine months, the average rate paid on all interest-bearing liabilities was 4.40% for 2002 and 4.74% for 2001. Interest-bearing liabilities averaged $1.34 billion during the third quarter of 2002, $1.32 billion during the third quarter of 2001, $1.29 billion during the nine months of 2002 and $1.36 billion during the nine months of 2001. The increase in average liabilities for the third quarter 2002 resulted primarily from the issuance of fixed annuities through a new distribution channel in the third quarter of 2002. The decrease in average liabilities in 2002 resulted primarily from withdrawals on certain closed blocks of business. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the continued reduction of crediting rates on certain closed blocks of business.

         Change in average invested assets largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Year-to-date changes in average invested assets also reflect net exchanges to fixed accounts from the separate accounts of variable annuity contracts, sales of fixed annuities and the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life products (“UL Deposits”). Fixed Annuity Deposits and UL Deposits totaled $154.7 million in the third quarter of 2002, $20.1 million in the third quarter of 2001, $218.6 million in the nine months of 2002 and $58.2 million in the nine months of 2001. The increase in Fixed Annuity Deposits in 2002 is due primarily to increased sales relating to the marketing of fixed annuities through new distribution channels. On an annualized basis, Fixed Annuity Deposits represent 49%, 6%, 23% and 5%, respectively, of the related reserve balances at the beginning of the respective periods.

         NET REALIZED INVESTMENT LOSSES totaled $1.9 million in the third quarter of 2002, compared with $2.3 million in the third quarter of 2001 and includes impairment writedowns of $1.8 million and $2.0 million, respectively. For the nine months, net realized investment losses totaled $6.2 million in 2002, compared with $15.8 million in 2001 and include impairment writedowns of $2.7 million and $15.6 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $0.1 million in the third quarter of 2002, compared to $0.3 million in the third quarter of 2001. For the nine months, net realized losses from sales and redemptions of investments totaled $3.4 million in 2002, compared to $0.2 million of net realized gains in 2001.

         The Company sold or redeemed invested assets, principally bonds and notes, aggregating $120.5 million in the third quarter of 2002, $102.6 million in the third quarter of 2001, $268.2 million in the nine months of 2002 and $293.0 million in the nine months of 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and, on an annualized basis, amount to 0.03%, 0.09%, 0.33% and 0.02% of average invested assets in the third quarter of 2002, the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

         Impairment writedowns include $1.8 million, $2.0 million, $2.7 million and $15.6 million of provisions applied to bonds in the third quarter of 2002, the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. On an annualized basis, impairment writedowns totaled 0.50%, 0.58%, 0.26% and 1.44% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2002, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.99% and have averaged 0.69%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $0.8 million ($0.5 million net of tax) of additional impairments pursuant to the implementation of EITF 99-20 in 2001. This adjustment was recorded as a cumulative effect of accounting change in the accompanying statement of income and comprehensive income for the nine months ended September 30, 2001.

         VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.7 million in the third quarter of 2002 and $2.0 million in the third quarter of 2001. For the nine months, variable annuity fees totaled $5.6 million in 2002, compared with $6.1 million in 2001. On an annualized basis, variable annuity fees represent 1.6% of average variable annuity assets in all periods presented. Variable annuity assets averaged $433.7 million, $501.0 million, $480.1 million and $526.6 million during the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $15.1 million and $5.3 million in the third quarters of 2002 and 2001, respectively. For the nine months, variable annuity deposits totaled $60.6 million in 2002, compared with $17.6 million in 2001. On an annualized basis, these amounts represent 13%, 4%, 16% and 4% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2002 reflected increased demand for a new product, Advisor, initially marketed in January 2001. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

         Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $25.8 million, $18.2 million, $89.5 million, and $56.9 million in the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Such sales primarily reflect those of Advisor as well as the Company’s flagship variable annuity line, Polaris. Advisor is a multimanager variable annuity that offers investors a choice of 27 variable funds and a guaranteed fixed-rate fund. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2002, primarily due to increased demand for the new product, Advisor, which was initially marketed in January 2001.

         The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See “Regulation”).

         UNIVERSAL LIFE INSURANCE FEES, NET amounted to $1.4 million in the third quarter of 2002 and $1.0 million in the third quarter of 2001. For the nine months, universal life insurance fees totaled $2.1 million in 2002 and $2.3 million in 2001. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market such contracts. Such fees annualized represent 2.38%, 1.61%, 1.17% and 1.27% of average reserves for universal life insurance contracts in the respective periods. The changes in such fees during 2002 resulted principally from changes in mortality experience.

         SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.5 million in the third quarter of 2002 and $0.4 million in the third quarter of 2001. For the nine months, such surrender charges totaled $1.3 million in 2002 and $1.7 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $47.4 million in the third quarter of 2002, compared with $58.4 million in the third quarter of 2001. For the nine months, such withdrawal payments totaled $145.3 million in 2002 and $202.9 million in 2001. Annualized, these payments, when expressed as a percentage of related reserves, represent 11.0%, 13.2%, 11.2% and 14.7% for the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Withdrawal rates declined in 2002 principally due to a lower level of surrenders on certain closed blocks of fixed annuity business. Withdrawals include variable annuity payments from the separate accounts totaling $9.9 million (9.2% of average variable annuity reserves), $8.5 million (6.8% of average variable annuity reserves), $29.5 million (8.2% of average variable annuity reserves) and $26.4 million (6.7% of average variable annuity reserves) in the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. The increase in variable annuity withdrawal rates in 2002 reflects a decrease in the market value of assets supporting the variable contracts due to unfavorable equity market conditions. Management anticipates a gradual increase in the levels of withdrawal payments relative to fixed and variable annuity and universal life reserves over the foreseeable future.

         GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.3 million in the third quarter of 2002 and $1.0 million in the third quarter of 2001. For the nine months, general and administrative expenses totaled $5.1 million in 2002 and $3.6 million in 2001. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $4.2 million in the third quarter of 2002, compared with $3.2 million in the third quarter of 2001. For the nine months, such amortization totaled $12.8 million in 2002, compared with $10.7 million in 2001. The increase in amortization was primarily related to increased amortization on certain closed blocks of fixed annuities as well as additional fixed annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

         ANNUAL COMMISSIONS totaled $0.2 million in the third quarters of 2002 and 2001. For the nine months, annual commissions amounted to $0.6 million in 2002 and 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s fixed and variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 8% of the average balances of its variable annuity products is currently subject to such annual commissions. Based upon current product offerings, this percentage is expected to increase in current periods.

         GUARANTEED MINIMUM DEATH BENEFITS, which the Company expenses as incurred, totaled $0.4 million in the third quarter of 2002, compared with

$0.1 million in the third quarter of 2001. For the nine months, guaranteed minimum death benefits amounted to $1.1 million in 2002 and $0.2 million in 2001. The increase in guaranteed minimum death benefits pursuant to the Company’s variable annuity separate account contracts reflects the impact of a continued downturn in the equity markets. Further downturns in the equity markets could increase these expenses.

         A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the “GMDB”). Depending on the product, the GMDB may equal the principal invested, adjusted for withdrawals; the principal invested, adjusted for withdrawals, accumulated at up to 5% per annum (subject to certain caps); or an amount equal to the highest account value in effect on any anniversary date under the contract. These benefits have issue age and other restrictions to reduce mortality risk exposure. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits

         INCOME TAX EXPENSE totaled $1.6 million in the third quarter of 2002, $2.2 million in the third quarter of 2001, $4.3 million in the nine months of 2002 and $3.7 million in the nine months of 2001, representing effective annualized tax rate of 42%, 41%, 41% and 42%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDER’S EQUITY increased to $215.4 million at September 30, 2002 from $193.6 million at December 31, 2001, due principally to $15.6 million in accumulated other comprehensive income and $6.2 million of net income recorded in 2002.

         INVESTED ASSETS at September 30, 2002 totaled $1.58 billion, compared with $1.37 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

         THE BOND PORTFOLIO, which constituted 77% of the Company’s total investment portfolio at September 30, 2002, had an aggregate fair value that was $38.7 million greater than its amortized cost compared to an aggregate fair value that was $5.6 million greater than its amortized cost at December 31, 2001. The decrease in net unrealized losses and increase in net unrealized gains on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2002.

         At September 30, 2002, the Bond Portfolio (excluding $12,000 of redeemable preferred stocks) included $1.16 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $60.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2002, approximately $1.18 billion of the Bond Portfolio was investment grade, including $468.9 million of U.S. government/agency securities and mortgage-backed securities (“MBSs”).

         At September 30, 2002, the Bond Portfolio included $40.5 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.9% of the Company’s total assets and approximately 2.6% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 19 industries with 18% of these assets concentrated in telecommunications and 13% concentrated in transportation services. No other industry concentration constituted more than 10% of these assets.

         The table on the following page summarizes the Company’s rated bonds by rating classification as of September 30, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

	Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's/ Fitch, by NAIC Category				Total

		Estimated	NAIC		Estimated		Estimated	Percent of
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-] {AAA to A-}	$672,030	$708,728	1	$175,816	$185,836	$847,846	$894,564	56.50%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-] {BBB+ to BBB-}	207,648	205,287	2	77,608	78,182	285,256	283,469	17.90%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-] {BB+ to BB-}	16,718	16,369	3	—	—	16,718	16,369	1.03%

B+ to B- (B1 to B3) [B+ to B-] {B+ to B-}	20,889	16,015	4	—	—	20,889	16,015	1.01%

CCC+ to C (Caa to C) [CCC] {CCC+ to C-}	5,747	3,127	5	807	282	6,554	3,409	0.22%

CI to D [DD] {D}	—	—	6	2,556	4,701	2,556	4,701	0.30%

TOTAL RATED ISSUES	$923,032	$949,526		$256,787	$269,001	$1,179,819	$1,218,527

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $60.7 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

         Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $40.0 million at September 30, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2002, Secured Loans consisted of $31.5 million of privately traded securities and $8.5 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 7 industries, with 43% of these assets concentrated in energy, 18% concentrated in utilities and 13% concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

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

         MORTGAGE LOANS aggregated $180.3 million at September 30, 2002 and consisted of 88 commercial first mortgage loans with an average loan balance of approximately $2.1 million, collateralized by properties located in 31 states. Approximately 36% of this portfolio was office, 18% was retail, 17% was multifamily residential, 15% was industrial and 14% was other types. At September 30, 2002, approximately 33% of this portfolio was secured by properties located in California, approximately 12% by properties located in Michigan, and no more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2002, two mortgage loans had an outstanding balance of $10.0 million or more, which collectively aggregated approximately 19% of this portfolio. At September 30, 2002, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

         At September 30, 2002, approximately 32% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

         POLICY LOANS are included in other invested assets and totaled $36.7 million at September 30, 2002, compared to $37.3 million at December 31, 2001 and primarily represent loans taken against universal life policies.

         ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 64% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at September 30, 2002.

         As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At September 30, 2002, these assets had an aggregate fair value of $1.59 billion with a duration of 3.6. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At September 30, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.42 billion with a duration of 2.9. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from their September 30, 2002 levels is a loss of approximately $4.1 million, representing the decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

         DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $3.4 million of bonds at September 30, 2002, and constituted approximately 0.2% of total invested assets. At December 31, 2001, defaulted investments totaled $3.4 million of bonds and constituted less than 0.3% of total invested assets.

         SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At September 30, 2002, approximately $1,057.7 million of the Company’s Bond Portfolio had an aggregate unrealized gain of $67.1 million while approximately $160.8 million of the Bond Portfolio had an aggregate unrealized loss of $28.5 million. In addition, the Company’s investment portfolio currently provides approximately $12.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

         Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of September 30, 2002.

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

CONTROLS & PROCEDURES

(A)	Evaluation of disclosure controls and procedures. The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures within 90 days prior to filing the September 30, 2002 Form 10-Q are as follows:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, assesses the adequacy of our disclosure controls and procedures quarterly. Based on these assessments, management has concluded that the disclosure controls and procedures have functioned effectively.

(B)	Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s most recent evaluation, including any corrective actions with regard to any significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company. The Company previously reported on a matter, McMurdie et al. v. SunAmerica et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit was settled in September 2002.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended September 30, 2002.

REPORTS ON FORM 8-K

Current Report of Form 8-K dated August 14, 2002 was furnished under Item 9 of Form 8-K pursuant to Regulation FD with respect to certifications made by the Principal Executive Officer and the Principal Financial Officer of the Company to accompany the quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date: November 12, 2002	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: November 12, 2002	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

Certifications

I, Jay S. Wintrob, Chief Executive Officer of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this quarterly report (the “Evaluation Date"]; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

Certifications

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this quarterly report (the “Evaluation Date"]; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ N. SCOTT GILLIS N. Scott Gillis, Senior Vice President (Principal Financial Officer)