Form 10-K
period 2002-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2003-03-28
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

Commission File Number 33-85014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 IRS employer Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code (800) 272-3007

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS               Yes /X/  No  /  /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEINED IN RULE 12B-2 OF THE SECURITIES EXCHANGE ACT OF 1934). Yes /  /  No /X/

AS THE REGISTRANT IS AN INDIRECT WHOLLY OWNED SUBSIDIARY OF AMERICAN INTERNATIONAL GROUP, INC., NONE OF THE REGISTRANT’S COMMON STOCK IS HELD BY NON-AFFILIATES OF THE REGISTRANT.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON March 31, 2003 WAS AS FOLLOWS:

Common Stock (par value $10,000 per share) 300 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     First SunAmerica Life Insurance Company (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc.(“SAI”), a wholly-owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement savings and asset management.

     The Company is incorporated in New York and maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 996-9786. The Company has one employee; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent had approximately 2,000 employees at December 31, 2002, approximately 800 of whom perform services for the Company as well as for certain of its affiliates.

     The Company is a life insurance company principally engaged in the business of writing fixed and variable annuities for retirement savings. The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 47 million to 63 million from 1991 to 2001, making this age group the fastest-growing segment of the U.S. population. Between 1991 and 2001, annual industry premiums from fixed and variable annuities and fund deposits increased from $125.7 billion to $250.4 billion.

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

     The Company’s nine affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately 4.8% of the Company’s total annuity sales in 2002. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents and major financial institutions.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance their marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with both its affiliated and unaffiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

     In recent years, the Company has enhanced its marketing efforts and expanded its offerings of variable annuities through internal growth, resulting in increased fee income. The Company’s variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income. The Company’s fixed-rate business, comprised of fixed annuities and universal life insurance contracts, has grown significantly in recent years through acquisitions.

     For the year ended December 31, 2002, the Company’s net investment income and net realized investment losses and fee income by primary product line or service are as follows:

NET INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service

	(In thousands)
Net investment income	$38,652	90.4%	Fixed-rate products
Net realized investment losses	(10,025)	(23.4)%	Fixed-rate products

Fee income:
Variable annuity fees	9,003	21.0%	Variable annuities
Universal life insurance			Fixed-rate
fees	3,291	7.7%	universal life products
Surrender charges	1,854	4.3%	Fixed and variable annuity
			products
Total fee income	14,148	33.0%	Fixed-rate and
			Variable annuity fees
Total	$42,775	100.0%

ANNUITY OPERATIONS

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuities.

     In addition to distributing its variable annuity products through its nine affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 9,900 independent sales representatives are licensed to sell the Company’s annuity products in three states.

On December 31, 1998, AIG SunAmerica Life Assurance Company (“AIG SALAC”), an affiliate of the Company, acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (“MBL Life”), via a 100% coinsurance transaction. Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State (the “New York Business”). On July 1, 1999, the New York Business was acquired by the Company via an assumption reinsurance agreement.

ANNUITY OPERATIONS - VARIABLE ANNUITIES - SEPARATE ACCOUNT

     The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder’s rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities.

     The Company’s flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of 31 variable funds, 5 fixed account options and 2 dollar cost averaging fixed account options for different time periods. In January 2001, the Company introduced a new product, FSA Advisor, which is a multimanager variable annuity that offers investors a choice of 27 variable funds and a guaranteed fixed-rate fund. Variable annuity product sales have increased in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. The increase in sales growth in 2002 is primarily due to the marketing of annuities through new distribution relationships. The increase in sales growth in 2001 is principally due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000.

     At December 31, 2002, total variable product liabilities were $608.3 million, of which $399.0 million were held in separate accounts and $209.3 million were the liabilities of the fixed-rate account options which are held in the general accounts. The Company’s variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2002, 93% of the Company’s variable annuity reserves held in the separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2002 was approximately $123,000.

ANNUITY OPERATIONS – GENERAL ACCOUNT

     The Company’s general account obligations are fixed-rate products, including fixed annuities as well as universal life contracts issued in prior years and fixed-rate options of its variable annuity contracts. The Company offers single-premium and flexible-premium deferred annuities that provide one, three, five, seven, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees. Although the Company’s annuity contracts remain in force an average of seven to ten years, a majority (approximately 87% at December 31, 2002) of the annuity and universal life contracts, reprice annually at discretionary rates determined by the Company subject to 3% or 4% minimum rate guarantees, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 2002 was approximately $42,000.

     The Company designs its fixed-rate annuity products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity and universal life obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s fixed annuity and universal life products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 65% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2002.

     Beginning in July 2002, the Company began marketing fixed annuities through a new financial institution partner. The Company’s fixed annuities sales increased significantly in the latter half of 2002 due to the enhanced marketing and distribution efforts.

INVESTMENT OPERATIONS

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by an affiliate. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans and policy loans. At December 31, 2002, these assets had an aggregate fair value of $1.73 billion with a duration of 3.9 (See further discussion of duration under Capital Resources and Liquidity-Asset Liability Matching section). The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At December 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.58 billion with a duration of 4.0. For the years ended December 31, 2002, December 31, 2001 and December 31, 2000, the Company’s yields on average invested assets were 6.73%, 7.07% and 7.09%, respectively; its average rates paid on all interest-bearing liabilities were 4.39%, 4.70% and 4.81%, respectively; and it realized net investment spreads on average invested assets of 2.67%, 2.65% and 2.50%, respectively. Net realized investment losses were 0.69%, 1.35% and 1.23% of average invested assets in 2002, 2001 and 2000, respectively.

     The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, and the Company’s need for liquidity and other similar factors.

     The following table summarizes the Company’s investment portfolio at December 31, 2002:

SUMMARY OF INVESTMENTS

	Carrying	Percent of
	Value	Portfolio

	(In thousands)
Cash and short-term investments	$37,955	2.2%
U.S. government securities	3,208	0.2
Mortgage-backed securities	471,065	27.6
Other bonds, notes and redeemable preferred stocks	935,780	54.8
Mortgage loans	193,035	11.3
Policy loans	36,052	2.1
Common stocks	1,140	0.1
Other invested assets	29,569	1.7

Total investments and cash	$1,707,804	100.0%

     At December 31, 2002, the Bond Portfolio included $1.35 billion of bonds rated by Standard & Poor’s, Moody’s Investors Service, Fitch, or the Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $61.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2002, approximately $1.35 billion of the Bond Portfolio was investment grade, including $474.3 million of U.S. government/agency securities and mortgage-backed securities.

     At December 31, 2002, the Bond Portfolio included $55.7 million of bonds that were non-investment grade. These non-investment-grade bonds accounted for 2.5% of the Company’s total assets and 3.3% of its invested assets.

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $32.3 million at December 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. These Secured Loans are composed of loans to borrowers spanning 6 industries, with 53% of these assets concentrated in energy, 16% concentrated in finance institutions, 11% concentrated in leisure and gaming. No other industry concentration constituted more than 10% of these assets.

     Mortgage loans aggregated $193.0 million at December 31, 2002 and consisted of 88 commercial first mortgage loans with an average loan balance of approximately $2.2 million, collateralized by properties located in 29 states. Approximately 41% of this portfolio was office, 16% was retail, 16% was multifamily residential, 14% was industrial, and 13% was other types. At December 31, 2002, approximately 31% of this portfolio was secured by properties located in California, approximately 13% by properties located in Texas, approximately 11% by properties located in Michigan and no more than 10% of this portfolio was secured by properties located in any other single state.

     At December 31, 2002, the carrying value, which approximates market value, of all investments in default as to the payment of principal or interest totaled $5.7 million, which constituted less than 1% of total invested assets.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.”

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 2002.

     In 1998, the NAIC adopted the codification of statutory accounting principles (“Codification”) which replaced the NAIC’s previous primary guidance on statutory accounting, which became effective January 1, 2001. Codification changes prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting. New York, however, has made certain modifications (e.g., no deferred taxes will be recorded prior to January 1, 2002 for companies domiciled in the State of New York). The adoption of Codification resulted in a decrease to the Company’s statutory surplus of approximately $14.2 million and was recorded as a cumulative effect of changes in accounting principles in 2001. For periods beginning as of January 1, 2002, the State of New York conformed to NAIC codification relating to deferred income taxes. Accordingly, the Company recorded a charge to surplus of $4.9 million during 2002 relating to a change in accounting principle.

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

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers’ funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2001, net annuity premiums written among the top 100 companies ranged from approximately $55 million to approximately $19 billion annually. In 2001, the Company together with its affiliates was the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

ITEM 2. PROPERTIES

     The Company’s executive offices and its principal office are in leased premises at 733 Third Avenue, New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles and Woodland Hills, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the quarter ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

	Years Ended December 31,				Three	Year Ended
					Months Ended	September 30,
	2002	2001	2000	1999	December 31,1998	1998

	(In thousands)
RESULTS OF OPERATIONS

Net investment income	$38,652	$37,817	$42,269	$43,092	$9,323	$35,393
Net realized investment (losses) gains	(10,025)	(19,266)	(20,779)	(11,178)	797	4,690
Fee income	14,148	13,582	15,082	11,011	1,851	7,957
General and administrative expenses	(8,112)	(4,341)	(4,945)	(5,505)	(1,268)	(1,931)
Amortization of deferred acquisition costs	(16,367)	(11,629)	(19,399)	(22,664)	(5,046)	(17,120)
Annual commissions	(771)	(724)	(619)	(450)	(90)	(348)
Guaranteed minimum death benefits	(1,735)	(546)	(4)	(13)	—	—

Pretax income before cumulative effect of accounting change	15,790	14,893	11,605	14,293	5,567	28,641

Income tax expense	(9,032)	(6,180)	(4,325)	(6,621)	(2,191)	(12,106)

Income before cumulative effect of accounting change	6,758	8,713	7,280	7,672	3,376	16,535

Cumulative effect of accounting change, net of tax	—	(520)	—	—	—	—

NET INCOME	$6,758	$8,193	$7,280	$7,672	$3,376	$16,535

The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on July 1, 1999 (See Note 3 of the accompanying financial statements).

In 2001, the Company adopted EITF 99-20 which was recorded as a cumulative effect of accounting change (See Note 2 of the accompanying financial statements).

The results of operations for 2002 are affected by the profit sharing agreement with AIG SunAmerica Asset Management Corp. (See Note 10 of the accompanying financial statements).

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
						September 30,
	2002	2001	2000	1999	1998	1998

	(In thousands)
FINANCIAL POSITION

Investments and cash	$1,707,804	$1,367,698	$1,486,247	$1,806,742	$1,515,132	$1,554,316
Variable annuity assets held in separate accounts	399,017	514,203	565,547	558,605	344,619	271,865
Deferred acquisition costs	104,459	100,182	124,451	137,637	96,918	87,074
Deferred income taxes	—	1,947	7,914	18,275	—	—
Other assets	28,106	14,573	30,214	34,253	51,013	28,965

TOTAL ASSETS	$2,239,386	$1,998,603	$2,214,373	$2,555,512	$2,007,682	$1,942,220

Reserves for fixed annuity contracts	$1,290,702	$1,024,830	$1,186,996	$1,523,641	$1,432,558	$1,460,856
Reserves for universal life insurance contracts	237,862	248,161	249,987	277,250	—	—
Variable annuity liabilities related to separate accounts	399,017	514,203	565,547	558,605	344,619	271,865
Other payables and accrued liabilities	68,373	17,830	24,215	34,776	42,038	18,073
Deferred income taxes	30,394	—	—	—	3,792	5,371
Shareholder’s equity	213,038	193,579	187,628	161,240	184,675	186,055

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,239,386	$1,998,603	$2,214,373	$2,555,512	$2,007,682	$1,942,220

The financial position of the Company as of December 31, 1999 is affected by the acquisition of business from MBL Life which occurred on July 1, 1999. (See Note 3 of the accompanying financial statements.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three years ended December 31, 2002 (“2002”), 2001 (“2001”) and 2000 (“2000”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on the debt and equity securities available for sale amounted to $28.4 million at December 31, 2002. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     Securities in our portfolio with a carrying value of approximately $334.9 million at December 31, 2002 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, the anticipated value of guaranteed minimum death benefits to be paid, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 60% of the Company’s DAC balance at December 31, 2002 related to fixed annuity products and 40% related to variable annuity products.

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

     The assumption we use for the long-term annual net growth of the separate account assets in the determination of DAC amortization with respect to our variable annuity policies is 10% (the “long-term growth rate assumption”). We use a “reversion to the mean” methodology which allows us to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

     On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), whereby SAAMCO will pay its profits earned through servicing the Company’s variable annuity contracts to the Company (“SAAMCO Agreement”). SAAMCO is the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Pursuant to the SAAMCO Agreement, SAAMCO will pay to the Company variable annuity fee income earned from acting as the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. The SAAMCO Agreement is retroactive to January 1, 2002. Amounts paid or accrued to the Company under this agreement totaled $1.8 million in 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $6.8 million in 2002, compared with $8.2 million in 2001 and $7.3 million in 2000. The operating results for 2002 include $1.8 million of fees earned by the Company pursuant to the SAAMCO Agreement.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $520,000, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $15.8 million in 2002, compared with $14.9 million in 2001 and $11.6 million in 2000. The improvement in 2002 over 2001 primarily resulted from decreased net realized investment losses, increased variable annuity fees and increased net investment income partially offset by increased amortization of deferred acquisition costs, increased general and administrative expenses and increased guaranteed minimum death benefits on variable annuities. The improvement in 2001 over 2000 primarily resulted from decreased amortization of deferred acquisition costs, partially offset by lower net investment income and fee income.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest bearing liabilities, totaled $38.7 million in 2002, $37.8 million in 2001 and $42.3 million in 2000. These amounts equal 2.67% on average invested assets (computed on a daily basis) of $1.45 billion in 2002, 2.65% on average invested assets of $1.43 billion in 2001 and 2.50% on average invested assets of $1.69 billion in 2000.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $108.7 million in 2002, compared with $85.6 million in 2001 and $79.6 million in 2000. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.34% in 2002, 2.37% in 2001 and 2.28% in 2000.

     Investment income (and the related yields on average invested assets) totaled $97.4 million (6.73%) in 2002, compared with $101.0 million (7.07%) in 2001 and $119.7 million (7.09%) in 2000. The decrease in the investment yield in 2002 compared to 2001 and 2000 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.6 million in 2002, $1.2 million in 2001 and $1.9 million in 2000. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $58.7 million in 2002, $63.1 million in 2001 and $77.5 million in 2000. The average rate paid on all interest-bearing liabilities was 4.39% in 2002, compared with 4.70% in 2001 and 4.81% in 2000. Interest-bearing liabilities averaged $1.34 billion during 2002, $1.34 billion during 2001 and $1.61 billion during 2000. The decline in overall rates paid in 2002 compared to 2001 and 2000 resulted primarily from the impact of a declining interest rate environment, the continued reduction of crediting rates on certain closed blocks of business and the impact of securities lending in 2002 at short-term rates.

     CHANGE IN AVERAGE INVESTED ASSETS largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Changes in average invested assets also reflect net exchanges to fixed accounts from the separate accounts of variable annuity contracts, sales of fixed annuities and the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life products (“UL Deposits”). Fixed Annuity Deposits and UL Deposits totaled $400.0 million in 2002, $80.8 million in 2001 and $63.9 million in 2000. These deposits represents 31%, 6% and 5%, respectively, of the related reserve balances at the beginning of the respective periods. The increase in Fixed Annuity Deposits in 2002 is due primarily to increased sales relating to the marketing of fixed annuities through new distribution relationships. The environment for fixed annuity sales remains very favorable, with alternative fixed income products at very low rates (e.g., bank CDs) and very low surrender rates as investors continue to seek safety and quality away from the equity markets.

     NET REALIZED INVESTMENT LOSSES totaled $10.0 million in 2002, compared with $19.3 million in 2001 and $20.8 million in 2000 and include impairment writedowns of $9.5 million, $17.3 million and $20.8 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $0.5 million in 2002, compared with $2.0 million of losses in 2001 and $0.03 million of gains in 2000.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $370.9 million in 2002, $427.5 million in 2001 and $389.1 million in 2000. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.04%, 0.14% and 0.00% of average invested assets for 2002, 2001 and 2000, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $9.5 million, $17.3 million and $20.8 million of provisions applied to bonds in 2002, 2001 and 2000, respectively. Impairment writedowns represent 0.66%, 1.21% and 1.23% of average invested assets for 2002, 2001 and 2000, respectively. For the five years ended December 31, 2002, impairment writedowns as a percentage of average invested assets have ranged from 0.03% to 1.23% and have averaged 0.67%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $0.8 million ($0.5 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying statement of income and comprehensive income for 2001.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $9.0 million in 2002, $8.0 million in 2001 and $9.1 million in 2000. The 2002 amount includes $1.8 million of fees relating to the SAAMCO Agreement. Excluding the impact of the SAAMCO Agreement, the decreased fees in 2002 as compared to 2001 and 2000 reflect the unfavorable equity market conditions in 2002, and the resulting unfavorable impact on market values of assets in the separate accounts and additionally from net exchanges from the separate accounts to the fixed accounts of variable annuity contracts. The decline in fees during 2001 is partially offset by net exchanges to the separate accounts from the fixed accounts of variable annuity contracts. Variable annuity fees represent 1.9% of average variable annuity assets in 2002 and 1.5% of average variable annuity assets in 2001 and 2000. The increase in fees as a percentage of average variable assets is due primarily to the $1.8 million in fees related to the SAAMCO Agreement. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have represented 1.6% of average variable annuity assets in 2002. Variable annuity assets averaged $462.3 million, $517.1 million and $591.9 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $65.0 million in 2002, $34.6 million in 2001 and $39.6 million in 2000. These amounts represent 13%, 6% and 7% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2002 reflected increased demand for a new product, FSA Advisor, initially marketed in January 2001. The decrease in variable annuity deposits in 2001 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts (see “Change in Average Invested Assets”) are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $101.3 million, $90.5 million, $72.0 million in 2002, 2001 and 2000, respectively. Such sales primarily reflect those of FSA Advisor as well as the Company’s flagship variable annuity line, Polaris. FSA Advisor is a multimanager variable annuity that offers investors a choice of 27 variable funds and a guaranteed fixed-rate fund. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have increased in 2002 and 2001, primarily due to increased demand for the new product, FSA Advisor, which was initially marketed in January 2001. FSA Advisor product sales were approximately $51.3 million in 2002 as compared to $15.9 million in 2001 and zero in 2000. Annuity Product Sales have increased in 2001, primarily due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities. (See “Regulation” in Item 1).

     UNIVERSAL LIFE INSURANCE FEES, NET amounted to $3.3 million, $3.4 million and $2.2 million in 2002, 2001 and 2000, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life which occurred on July 1, 1999 and does not actively market such contracts. Such fees represent 1.34%, 1.39% and 0.84% of average reserves for universal life insurance contracts in the respective periods. The increase in such fees for 2001 resulted principally from improved mortality experience (See Note 3 of the accompanying financial statements.)

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $1.9 million in 2002, $2.1 million in 2001 and $3.8 million in 2000. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $212.9 million in 2002, compared with $257.3 million in 2001 and $409.2 million in 2000. These payments, when expressed as a percentage of average related reserves, represent 12.1%, 14.2% and 19.1% for 2002, 2001 and 2000, respectively. Withdrawal rates declined in 2002 and 2001 principally due to a lower level of surrenders on certain closed blocks of fixed annuity business due to consumer preference for guaranteed fixed rate investments in light of uncertainty regarding U.S. equity market performance. Withdrawals include variable annuity payments from the separate accounts totaling $61.5 million (13.3% of average variable annuity liabilities), $38.6 million (7.5% of average variable annuity liabilities) and $36.6 million (6.2% of average variable annuity liabilities) in 2002, 2001 and 2000, respectively. The increases in variable annuity withdrawal rates in 2002 and 2001 are due to unfavorable equity market conditions in both years.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $8.1 million in 2002, $4.3 million in 2001 and $5.0 million in 2000. General and administrative costs were unusually low in 2001 due to certain guarantee fund credits which reduced overall expenses. Excluding the impact of this item, general and administrative expenses increased approximately 20% in 2002, representing the additional costs of selling and servicing a growing fixed annuity block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $16.4 million in 2002, compared with $11.6 million in 2001 and $19.4 million in 2000. The increase in amortization in 2002 was primarily related to the impact of decreased net investment losses while the decrease in amortization in 2001 is principally due to the impact of increased amortization during 2000 of certain closed blocks of fixed annuities.

     ANNUAL COMMISSIONS totaled $0.8 million in 2002, compared with $0.7 million in 2001 and $0.6 million in 2000. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 8% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     GUARANTEED MINIMUM DEATH BENEFITS totaled $1.7 million in 2002, compared with $0.5 million in 2001 and $4,000 in 2000. The increase in guaranteed minimum death benefits related to the Company’s variable annuity contracts reflects the downturn in the equity markets since 2000. Further downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the “GMDB”). Depending on the product, the GMDB may equal the principal invested, adjusted for withdrawals; or an amount equal to the highest account value in effect on any anniversary date under the contract. These benefits have issue age and other restrictions to reduce mortality risk exposure. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits.

     INCOME TAX EXPENSE totaled $9.0 million in 2002, $6.2 million in 2001 and $4.3 million in 2000, representing effective tax rates of 57%, 41% and 37%, respectively. The higher rate in 2002 was principally due to the impact of a deferred tax liability adjustment. The lower rate in 2000 was principally due to the impact of lower state income taxes. See Note 9 of the accompanying financial statements for a reconciliation of income tax expense to the federal statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $213.0 million at December 31, 2002 from $193.6 million at December 31, 2001, due principally to $12.7 million in other comprehensive income and $6.8 million of net income recorded in 2002.

     INVESTED ASSETS at December 31, 2002 totaled $1.71 billion, compared with $1.37 billion at December 31, 2001. The majority of the Company’s invested assets are managed by an affiliate. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 83% of the Company’s total investment portfolio at December 31, 2002, had an aggregate fair value that was $35.0 million greater than its amortized cost at December 31, 2002, compared with an aggregate fair value that was $5.6 million greater than its amortized cost at December 31, 2001. The increase in net unrealized gains on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2002.

     At December 31, 2002, the Bond Portfolio included $1.35 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $61.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2002, approximately $1.35 billion of the Bond Portfolio was investment grade, including $474.3 million of U.S. government/agency securities and mortgage-backed securities (“MBS”).

     At December 31, 2002, the Bond Portfolio included $55.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 2.5% of the Company’s total assets and approximately 3.3% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 22 industries with 13% of these assets concentrated in telecommunications and 12% of these assets concentrated in energy. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of December 31, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
	Issues rated by S&P/Moody’s/Fitch		Fitch, by NAIC category

		Estimated	NAIC		Estimated
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair
Category (1)	cost	value	(2)	cost	value

AAA + to A- (Aaa to A3) [AAA to A-]	$838,082	$871,008	1	$177,853	$187,691
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	230,778	230,011	2	64,393	65,630
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	29,405	26,804	3	1,000	680
B+ to B- (B1 to B3) [B+ to B-]	18,189	13,276	4	2,000	1,990
CCC+ to C (Caa to C) [CCC]	3,704	1,855	5	7,034	6,513
CI to D [DD] {D}	—	—	6	2,588	4,595

TOTAL RATED ISSUES	$1,120,158	$1,142,954		$254,868	$267,099

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total

			Percent
		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	invested
Category (1)	cost	value	assets

AAA + to A- (Aaa to A3) [AAA to A-]	$1,015,935	$1,058,699	61.99%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	295,171	295,641	17.31%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	30,405	27,484	1.61%
B+ to B- (B1 to B3) [B+ to B-]	20,189	15,266	0.89%
CCC+ to C (Caa to C) [CCC]	10,738	8,368	0.49%
CI to D [DD] {D}	2,588	4,595	0.27%

TOTAL RATED ISSUES	$1,375,026	$1,410,053

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $61.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     At December 31, 2002, approximately $194.1 million of the Bond Portfolio had an aggregate unrealized loss of $27.9 million. The gross unrealized losses in the bond portfolio included the following concentrations:

Gross
Concentration	Unrealized Losses

(In thousands)
Investment Grade:
Finance Companies	$13,400
Media Cable	—
Airlines	2,052
Public Utility	312
Energy	—

Not rated and Below Investment Grade:
Finance Companies	627
Media Cable	2,825
Airlines	—
Public Utility	1,702
Energy	1,465

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2002, by contractual maturity, is shown below.

Amortized
Cost

(In thousands)
Due in one year or less	$5,502
Due after one year through five years	53,391
Due after five years through ten years	115,057
Due after ten years	48,086

Total	$222,036

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $32.3 million at December 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2002, Secured Loans consisted of $30.9 million of privately traded securities and $1.4 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 6 industries, with 53% of these assets concentrated in energy, 16% concentrated in finance institutions and 11% concentrated in leisure and gaming. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $193.0 million at December 31, 2002 and consisted of 88 commercial first mortgage loans with an average loan balance of approximately $2.2 million, collateralized by properties located in 29 states. Approximately 41% of this portfolio was office, 16% was retail, 16% was multifamily residential, 14% was industrial, and 13% was other types. At December 31, 2002, approximately 31% of this portfolio was secured by properties located in California, approximately 13% by properties located in Texas, approximately 11% by properties located in Michigan and no more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2002, 3 mortgage loans have an outstanding balance of $10.0 million or more, which collectively aggregated approximately 25% of this portfolio. At December 31, 2002, approximately 28% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2006. During 2002, 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 2002, approximately 32% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $36.1 million at December 31, 2002, compared to $37.3 million at December 31, 2001 and primarily represent loans taken against universal life insurance policies.

     OTHER INVESTED ASSETS aggregated $29.6 million at December 31, 2002 and principally included collateral held under a securities lending agreement with an affiliated agent. The Company has entered into such agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 65% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2002.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At December 31, 2002, these assets had an aggregate fair value of $1.73 billion with a duration of 3.9. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At December 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.58 billion with a duration of 4.0. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from their December 31, 2002 levels is a loss of approximately $1.2 million, representing the increase in fair value of its fixed rate liabilities that is not offset by an increase in fair value of its fixed rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. Impairment losses on securitized assets are recognized if the fair value of the security is less than its book value, and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent(prior) estimation date.

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.7 million of bonds at December 31, 2002, and constituted less than 0.3% of total invested assets. At December 31, 2001, defaulted investments totaled $3.4 million of bonds and constituted less than 0.3% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At December 31, 2002, approximately $1.22 billion of the Bond Portfolio had an aggregate unrealized gain of $62.9 million while approximately $194.1 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $27.9 million. In addition, the Company’s investment portfolio currently provides approximately $13.2 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

     GUARANTEES AND OTHER COMMITMENTS: In the ordinary course of business, the Company is obligated to purchase approximately $16.0 million of asset backed securities as of December 31, 2002. The expiration dates of these commitments are as follows: $7.0 million in 2003, $4.0 million in 2004 and $5.0 million in 2006.

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

CONTROLS & PROCEDURES

(A)	Evaluation of disclosure controls and procedures. The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures within 90 days prior to filing the December 31, 2002 Form 10-K are as follows:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit
No	Description

2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. (“SAI”), Anchor National Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI’s 1998 Annual Report on Form 10-K, filed December 21, 1998.

3(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation are incorporated herein by reference to Exhibit 3(a) of the Company’s 1997 Annual Report on Form 10-K, filed September 22, 1997.

3(b)	Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company’s annual report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.

4(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation, filed with the State of New York, Insurance Department, effective as of October 31, 1997. See Exhibit 3(a).

4(b)	Bylaws, as amended January 1, 1996. See Exhibit 3(b).

REPORTS ON FORM 8-K

A Current Report on Form 8-K dated August 14, 2002 was furnished under Item 9 of Form 8-K pursuant to Regulation FD with respect to certifications made by the Principal Executive Officer and the Principal Financial Officer of the Company to accompany the quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

By /s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President and Director

March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	JAY S. WINTROB	Chief Executive Officer	March 28, 2003
and Director (Principal
	Jay S. Wintrob	Executive Officer)

/s/	N. SCOTT GILLIS	Senior Vice President and	March 28, 2003
Director (Principal
	N. Scott Gillis	Financial Officer)

/s/	MAURICE S. HEBERT	Vice President and	March 28, 2003
Controller (Principal
	Maurice S. Hebert	Accounting Officer)

/s/	JAMES R. BELARDI	Senior Vice President	March 28, 2003
and Director
James R. Belardi

/s/	MARC H. GAMSIN	Senior Vice President	March 28, 2003
and Director
Marc H. Gamsin

/s/	JANA W. GREER	President and Director	March 28, 2003

Jana W. Greer

/s/	HOWARD I. SMITH	Director	March 28, 2003

Howard I. Smith

/s/	ERNEST T. PATRIKIS	Director	March 28, 2003

Ernest T. Patrikis

/s/	M. BERNARD AIDINOFF	Director	March 28, 2003

M. Bernard Aidinoff

/s/	EDWIN R. RAQUEL	Senior Vice President	March 28, 2003
and Chief Actuary
Edwin R. Raquel

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2
Balance Sheet - December 31, 2002 and December 31, 2001	F-3
Statement of Income and Comprehensive Income - Years Ended December 31, 2002, December 31, 2001, and December 31, 2000	F-4 to F-5
Statement of Cash Flows - Years Ended December 31, 2002, December 31, 2001, and December 31, 2000	F-6 to F-7
Notes to Financial Statements	F-8 to F-25

Report of Independent Accountants

To the Board of Directors and Shareholder of
First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company, an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Los Angeles, California
February 11, 2003

FIRST SUNAMERICA LIFE INSURANCE COMPANY

BALANCE SHEET

	December 31,

	2002	2001

	(In thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$37,955	$28,982
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: December 2002, $1,375,026; December 2001, $1,122,577)	1,410,053	1,128,203
Mortgage loans	193,035	172,626
Policy loans	36,052	37,343
Common stocks available for sale, at fair value (cost: December 2002, $1,629; December 2001, $871)	1,140	544
Other invested assets	29,569	—

Total investments and cash	1,707,804	1,367,698

Variable annuity assets held in separate accounts	399,017	514,203
Accrued investment income	15,849	12,312
Deferred acquisition costs	104,459	100,182
Income taxes currently receivable from Parent	9,831	—
Deferred income taxes	—	1,947
Receivable from brokers	1,025	—
Other assets	1,401	2,261

TOTAL ASSETS	$2,239,386	$1,998,603

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,290,702	$1,024,830
Reserves for universal life insurance contracts	237,862	248,161
Income taxes currently payable to Parent	—	3,719
Securities loaned under collateral agreements	29,569	—
Other liabilities	38,804	14,111

Total reserves, payables and accrued liabilities	1,596,937	1,290,821

Variable annuity liabilities related to separate accounts	399,017	514,203

Deferred income taxes	30,394	—

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	51,740	44,982
Accumulated other comprehensive income	13,870	1,169

Total shareholder’s equity	213,038	193,579

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,239,386	$1,998,603

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Investment income	$97,380	$100,952	$119,729

Interest expense on:
Fixed annuity contracts	(47,186)	(51,320)	(65,097)
Universal life insurance contracts	(11,489)	(11,815)	(12,363)
Securities lending agreements	(53)	—	—

Total interest expense	(58,728)	(63,135)	(77,460)

NET INVESTMENT INCOME	38,652	37,817	42,269

NET REALIZED INVESTMENT LOSSES	(10,025)	(19,266)	(20,779)

Fee income:
Variable annuity fees	9,003	8,041	9,140
Universal life insurance fees, net	3,291	3,400	2,166
Surrender charges	1,854	2,141	3,776

TOTAL FEE INCOME	14,148	13,582	15,082

GENERAL AND ADMINISTRATIVE EXPENSES	(8,112)	(4,341)	(4,945)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(16,367)	(11,629)	(19,399)

ANNUAL COMMISSIONS	(771)	(724)	(619)

GUARANTEED MINIMUM DEATH BENEFITS	(1,735)	(546)	(4)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	15,790	14,893	11,605

Income tax expense	(9,032)	(6,180)	(4,325)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,758	8,713	7,280

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(520)	—

NET INCOME	$6,758	$8,193	$7,280

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
OTHER COMPREHENSIVE INCOME NET OF TAX:
Net unrealized gains on debt and equity securities available for sale identified in the current period (net of income tax expense of $5,643, $2,515, and $4,855 for the years ended December 31, 2002, 2001 and 2000, respectively)	$10,480	$4,669	$9,019

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $1,196, $3,225 and $5,433 for the years ended December 31, 2002, 2001, and 2000, respectively)	2,221	5,989	10,089

OTHER COMPREHENSIVE INCOME	12,701	10,658	19,108

COMPREHENSIVE INCOME	$19,459	$18,851	$26,388

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,758	$8,193	$7,280
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	520	—
Interest credited to:
Fixed annuity contracts	47,186	51,320	65,097
Universal life insurance contracts	11,489	11,815	12,363
Net realized investment losses	10,025	19,266	20,779
Accretion of net discounts on investments	(1,241)	(2,999)	(4,538)
Amortization of deferred acquisition costs	16,367	11,629	19,399
Acquisition costs deferred	(30,345)	(8,160)	(9,113)
Provision for deferred income taxes	25,503	507	73
Change in:
Accrued investment income	(3,537)	2,497	9,267
Income taxes currently receivable from/ payable to Parent	(13,550)	11,786	(1,429)
Other liabilities	(3,955)	(8,447)	(1,938)
Other, net	510	1,100	868

NET CASH PROVIDED BY OPERATING ACTIVITIES	65,210	99,027	118,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stock	(604,280)	(266,757)	(33,317)
Mortgage loans	(45,944)	(31,540)	(7,158)
Common stock	(845)	(58)	(813)
Other investments, excluding short-term investments	(417)	(229)	—
Sales of:
Bonds, notes and redeemable preferred stock	219,856	246,769	171,702
Other investments, excluding short-term investments	49	42	487
Redemptions and maturities of:
Bonds, notes and redeemable preferred stock	121,907	149,150	162,464
Mortgage loans	25,833	26,813	51,998
Other investments, excluding short-term investments	1,709	2,767	2,324
Short-term investments received from (transferred to) AIG SunAmerica Life Assurance Company relating to assumption reinsurance transaction with MBL Life Assurance Corporation	—	—	(16,741)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(282,132)	$126,957	$330,946

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$390,318	$66,463	$41,365
Universal life insurance contracts	9,712	10,466	10,931
Net exchanges from (to) the fixed accounts of variable annuity contracts	23,542	(33,539)	(47,090)
Withdrawal payments on:
Fixed annuity contracts	(137,007)	(207,166)	(355,023)
Universal life insurance contracts	(10,740)	(11,565)	(17,541)
Claims and annuity payments on:
Fixed annuity contracts	(28,271)	(30,242)	(33,171)
Universal life insurance contracts	(20,005)	(17,567)	(28,611)
Net repayments of other short-term financings	(1,654)	(1,656)	(8,560)
Dividend paid to Parent	—	(12,900)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	225,895	(237,706)	(437,700)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	8,973	(11,722)	11,354

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	28,982	40,704	29,350

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$37,955	$28,982	$40,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$53	$—	$—

Net income taxes (refunded by) paid to Parent	$(2,922)	$(6,113)	$5,681

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

1irst SunAmerica Life Insurance Company (the “Company”) is a New York-domiciled life insurance company engaged principally in the business of selling and administering fixed and variable annuities and universal life contracts in the State of New York.

The Company’s net investment income and net realized investment losses and fee income by primary product line or service are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net investment income	$38,652	37,817	$42,269

Net realized investment losses on fixed rate products	(10,025)	$(19,266)	(20,779)

Fee income:
Variable annuity fees	9,003	8,041	9,140
Universal life insurance fees	3,291	3,400	2,166
Surrender charges, principally fixed-rate products	1,854	2,141	3,776

Total fee income	14,148	13,582	15,082

Total	$42,775	$32,133	$36,572

Substantially all of the Company’s revenues are derived from the State of New York. Products are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One independent selling organization represented approximately 19.3% of sales in the year ended December 31, 2002. Two independent selling organizations represented approximately 35.7% and 8.3% of sales in the year ended December 31, 2001 and approximately 13.7% and 10.8% of sales in the year ended December 31, 2000. No other independent selling organization was responsible for more than 10% of sales for any such periods.

In addition, the Company’s nine affiliated broker-dealers were responsible for 4.8%, 17.4% and 30.5% of sales in the years ended December 31, 2002, 2001 and 2000, respectively.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

1.	NATURE OF OPERATIONS (Continued)

The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (“the Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc. (“SAI”), a subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and retirement savings and asset management.

The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company’s financial products is influenced by many factors, including general market rates of interest, the strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period items have been reclassified to conform to the current period’s presentation.

Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of earnings, as they are recorded directly to policyholder liabilities upon receipt.

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

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when declines in value are considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Real estate is carried at the lower of cost or net realizable value.

Other invested assets consist principally of invested collateral with respect to the Company’s securities lending program. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral is recorded as net investment income while interest paid on the securities lending agreements and the related management fees paid to administer the program are recorded as interest expense in the statement of operations and comprehensive income.

Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, guarantee costs, surrender charges and direct administrative expenses. DAC consists of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. The Company capitalized DAC of $30,345,000, $8,160,000 and $9,113,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder’s equity. DAC has been decreased by $13,200,000 and $3,500,000 at December 31, 2002 and 2001, respectively, for this adjustment.

AMORTIZATION OF DEFERRED ACQUISITION COSTS: DAC is amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, costs of providing for policy guarantees, and the level of guarantee costs and expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised.

The assumption for the long-term annual net growth of the separate account assets used by the Company in the determination of DAC amortization with respect to its variable annuity policies is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology which allows the Company to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

The Company reviews the carrying value of DAC on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned and credited rates, persistency and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to expense.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the statement of income.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESERVES FOR FIXED ANNUITY AND UNIVERSAL LIFE INSURANCE CONTRACTS: Reserves for fixed annuity and universal life insurance contracts are accounted for in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees).

SECURITIES LOANED UNDER COLLATERAL AGREEMENTS: The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The affiliated lending agent receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

FEE INCOME: Variable annuity fees, universal life insurance fees and surrender charges are recorded in income when earned.

INCOME TAXES: The Company files as a “life insurance company” under the provisions of the Internal Revenue Code of 1986. Its federal income tax return is consolidated with those of the Parent and its affiliate, AIG SunAmerica Life Assurance Company (“AIG SALAC”). Income taxes have been calculated as if the Company filed a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax basis of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In January 2001, the Emerging Issues Task Force of the FASB (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its statement of income and comprehensive income for 2001 a cumulative effect of an accounting change adjustment loss of $520,000 ($800,000 before tax).

3.	ACQUISITION

On December 31, 1998, AIG SALAC acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (“MBL Life”), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. Included in the block of business acquired from MBL Life were policies whose owners are residents of the State of New York (the “New York Business”).

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

3.	ACQUISITION (Continued)

The $128,420,000 purchase price was allocated between the Company and AIG SALAC based on the estimated future gross profits of the two blocks of business. The portion allocated to the Company was $10,000,000.

As part of the Acquisition, AIG SALAC received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. Included in the AIG SALAC’s reserves transferred to the Company in 1999 were $34,657,000 of such policy enhancement reserves. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to AIG SALAC by the Company. The enhancements are to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates. The Company’s portion of the payment due on June 30, 2002, June 30, 2001 and January 1, 2000 amounted to $4,012,000, $4,369,000 and $4,911,000 respectively and were either credited to these policyholders or paid as benefits through withdrawals or accelerated death benefits during 2002, 2001 and 2000. The Company’s reserve for the remaining payments totaled $4,066,000 at December 31, 2002.

4.	INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
AT DECEMBER 31, 2002:

Securities of the United States Government	$3,074	$3,208
Mortgage-backed securities	442,675	471,065
Securities of public utilities	74,205	75,470
Corporate bonds and notes	619,304	638,266
Other debt securities	235,768	222,044

Total	$1,375,026	$1,410,053

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
AT DECEMBER 31, 2001:

Securities of the United States Government	$1,996	$1,993
Mortgage-backed securities	494,719	503,999
Securities of public utilities	53,423	53,817
Corporate bonds and notes	417,318	415,343
Other debt securities	155,121	153,051

Total	$1,122,577	$1,128,203

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2002, follow:

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$61,177	$61,198
Due after one year through five years	387,911	403,915
Due after five years through ten years	378,074	368,668
Due after ten years	105,189	105,207
Mortgage-backed securities	442,675	471,065

Total	$1,375,026	$1,410,053

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

	(In thousands)
AT DECEMBER 31, 2002:

Securities of the United States Government	$133	$—
Mortgage-backed securities	28,484	(94)
Securities of public utilities	2,632	(1,366)
Corporate bonds and notes	30,261	(11,299)
Other debt securities	1,421	(15,145)

Total	$62,931	$(27,904)

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

	(In thousands)
AT DECEMBER 31, 2001:

Securities of the United States Government	$—	$(3)
Mortgage-backed securities	11,270	(1,990)
Securities of public utilities	810	(416)
Corporate bonds and notes	13,903	(15,878)
Other debt securities	914	(2,984)

Total	$26,897	$(21,271)

Gross unrealized gains on equity securities aggregated $22,000 and $12,000 at December 31, 2002 and 2001, respectively. Gross unrealized losses on equity securities aggregated $511,000 and $339,000 at December 31, 2002 and 2001, respectively.

Gross realized investment gains and losses on sales of investments are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
BONDS, NOTES AND REDEEMABLE
PREFERRED STOCKS:
Realized gains	$8,522	$8,220	$3,221
Realized losses	(8,677)	(10,222)	(3,147)

OTHER INVESTMENTS:
Realized gains	—	42	—
Realized losses	(355)	—	(48)

IMPAIRMENT WRITEDOWNS	(9,515)	(17,306)	(20,805)

Total net realized investment losses	$(10,025)	$(19,266)	$(20,779)

The sources and related amounts of investment income are as follows:

	Years Ended December 31,

	2002	2001	2000

		(In thousands)
Short-term investments	$1,441	$1,661	$1,671
Bonds and notes	80,518	83,449	99,241
Mortgage loans	13,000	14,068	17,547
Other invested assets	3,001	3,022	3,127

Gross investment income	97,960	102,200	121,586
Less: investment expenses	(580)	(1,248)	(1,857)

Total investment income	$97,380	$100,952	$119,729

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

The carrying value of investments in any one entity or its affiliates exceeding 10% of the Company’s shareholder’s equity at December 31, 2002 is as follows:

Mortgage
	Warner Center Plaza	$24,387,000
Bonds
	Kroger Co.	$23,102,000

At December 31, 2002, bonds and notes included $55,712,000 of bonds and notes not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 22 industries with 13% concentrated in telecommunications and 12% concentrated in energy. No other industry concentration constituted more than 10% of these assets.

At December 31, 2002, mortgage loans were collateralized by properties located in 29 states, with loans totaling approximately 31% of the aggregate carrying value of the portfolio secured by properties located in California, approximately 13% by properties located in Texas and approximately 11% by properties located in Michigan and no more than 10% of the portfolio was secured by properties located in any other single state.

At December 31, 2002, the carrying value, which approximates its estimated fair value, of all investments in default as to the payment of principal or interest totaled $5,657,000.

At December 31, 2002, $615,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The disclosures do not address the value of the Company’s recognized and unrecognized nonfinancial assets (including its other invested assets) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. For securities which do not have readily determinable market prices, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities.

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

SECURITIES HELD/LOANED UNDER COLLATERAL AGREEMENTS: Carrying value is considered to be a reasonable estimate of fair value.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2002 and December 31, 2001, compared with their respective carrying values, are as follows:

	Carrying	Fair
	Value	Value

	(In thousands)
DECEMBER 31, 2002:
ASSETS:
Cash and short-term investments	$37,955	$37,955
Bonds and notes	1,410,053	1,410,053
Mortgage loans	193,035	213,212
Policy loans	36,052	36,052
Common stock	1,140	1,140
Securities held under collateral agreements	29,569	29,569
Variable annuity assets held in separate accounts	399,017	399,017
LIABILITIES:
Reserves for fixed annuity contracts	$1,290,702	$1,255,463
Securities held under collateral Agreements	29,569	29,569
Variable annuity liabilities related to separate accounts	399,017	399,017

	Carrying	Fair
	Value	Value

	(In thousands)
DECEMBER 31, 2001:
ASSETS:
Cash and short-term investments	$28,982	$28,982
Bonds and notes	1,128,203	1,128,203
Mortgage loans	172,626	181,276
Policy loans	37,343	37,343
Common stock	544	544
Variable annuity assets held in separate accounts	514,203	514,203
LIABILITIES:
Reserves for fixed annuity contracts	$1,024,830	$979,473
Variable annuity liabilities related to separate accounts	514,203	514,203

6.	REINSURANCE

The business which was assumed from MBL Life is subject to existing reinsurance ceded agreements. The agreements, which represent predominantly yearly renewable term insurance, allow for maximum retention on any single life of $2,000,000. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 2000 under which

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

6.	REINSURANCE (Continued)

the Company retains no more than $100,000 of risk on any one insured life. At December 31, 2002, a total reserve credit of $1,141,000 was taken against the life insurance reserves.

With respect to the Company’s reinsurance, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

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

The Company’s current financial strength and counterparty credit ratings from Standard & Poor’s are based in part on a guarantee (the “Guarantee”) of the Company’s insurance policy obligations by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important member of AIG. The Guarantee is unconditional and irrevocable, and policyholders have the right to enforce the Guarantee directly against American Home.

The Company’s current financial strength rating from Moody’s is based in part on a support agreement between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholders’ surplus of not less than $1 million or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligation of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

American Home does not publish financial statements, although it files statutory annual and annual reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and publishes annual reports on Form 10-K and annual reports on Form 10-Q, which are available from the Securities and Exchange Commission.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

7.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

In the ordinary course of business, the Company is obligated to purchase approximately $16,000,000 of asset backed securities as of December 31, 2002. The expiration dates of these commitments are as follows: $7,000,000 in 2003, $4,000,000 in 2004 and $5,000,000 in 2006.

The Company guarantees a minimum level of death benefits for the majority of the Company’s separate account contracts. If assets in these separate accounts are insufficient to fund minimum policy benefits, the Company is obligated to pay the difference.

8.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At December 31, 2002 and December 31, 2001, 300 shares were outstanding.

Changes in shareholder’s equity are as follows:

	Years Ended December 31,

	2002	2001	2000

		(In thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$144,428	$144,428	$144,428

Ending balances	$144,428	$144,428	$144,428

RETAINED EARNINGS:
Beginning balances	$44,982	$49,689	$42,409
Net income	6,758	8,193	7,280
Dividend paid to Parent	—	(12,900)	—

Ending balances	$51,740	$44,982	$49,689

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balances	$1,169	$(9,489)	$(28,597)
Change in net unrealized gains (losses) on bonds and notes available for sale	29,401	37,497	32,324
Change in net unrealized gains (losses) on equity securities	(161)	(300)	(27)
Change in adjustment to deferred acquisition costs	(9,700)	(20,800)	(2,900)
Tax effects of net changes	(6,839)	(5,739)	(10,289)

Ending balances	$13,870	$1,169	$(9,489)

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

8.	SHAREHOLDER’S EQUITY (Continued)

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income are as follows:

	December 31,	December 31,
	2002	2001

	(In thousands)
Gross unrealized gains	$62,953	$26,909
Gross unrealized losses	(28,415)	(21,610)
Adjustment to DAC	(13,200)	(3,500)
Deferred income taxes	(7,468)	(630)

Accumulated other comprehensive income	$13,870	$1,169

Dividends that the Company may pay to its shareholder in any year without prior approval of the New York Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to stockholders by a life insurance company domiciled in the State of New York without obtaining the prior approval of the Director of Insurance is limited to the lesser of the Company’s net gain from operations of the preceding year’s statutory annual statement or 10% of preceding year’s statutory surplus. The Company paid a dividend of $12,900,000 to its Parent on April 2, 2001. Currently, the maximum amount of dividends which can be paid to the Company’s stockholder in the year 2003 without prior approval, would be 10% of the Company’s December 31, 2002 surplus, or $12,314,000.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net loss for the year ended December 31, 2002 was approximately $1,731,000 and the net income for the year ended December 31, 2001 and 2000 was approximately $4,525,000 and $21,597,000, respectively. The Company’s statutory capital and surplus totaled approximately $124,009,000 at December 31, 2002, $122,209,000 at December 31, 2001 and $132,289,000 at December 31, 2000.

9.	INCOME TAXES

The components of the provisions for federal income taxes on pretax income consist of the following:

	Net realized
	Investment
	Gains (Losses)	Operations	Total

		(In thousands)
Year ended December 31, 2002:
Currently payable	$(11,289)	$(5,182)	$(16,471)
Deferred	7,780	17,723	25,503

Total income tax (benefit) expense	$(3,509)	$12,541	$9,032

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

9.	INCOME TAXES (Continued)

	Net realized
	Investment
	Gains (Losses)	Operations	Total

	(In thousands)
Year ended December 31, 2001:
Currently payable	$(2,149)	$7,822	$5,673
Deferred	(5,371)	5,878	507

Total income tax (benefit) expense	$(7,520)	$13,700	$6,180

Year ended December 31, 2000:
Currently payable	$(1,751)	$6,003	$4,252
Deferred	(5,960)	6,033	73

Total income tax (benefit) expense	$(7,711)	$12,036	$4,325

Income taxes computed at the United States federal income tax rate of 35% and income tax expenses reflected in the statement of income and comprehensive income differ as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Amount computed at statutory rate	$5,527	$5,213	$4,062

Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,103	795	541
Dividends received deduction	(144)	(509)	(837)
Other, net	1,546	681	559

Total income tax expense	$9,032	$6,180	$4,325

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

9.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the (receivable) liability for Deferred Income Taxes are as follows:

	Years Ended December 31,

	2002	2001

	(In thousands)
DEFERRED TAX LIABILITIES:
Investments	$4,899	$—
Deferred acquisition costs	31,106	19,073
Other liabilities	4,026	4,838
Net unrealized gains on debt and equity securities available for sale	7,468	630

Total deferred tax liabilities	47,499	24,541

DEFERRED TAX ASSETS:
Contractholder reserves	(9,790)	(12,910)
Other assets	(7,315)	(13,578)

Total deferred tax assets	(17,105)	(26,488)

Deferred income taxes	$30,394	$(1,947)

In the Company’s opinion, the deferred taxes will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income to realize the tax benefits.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

10.	RELATED-PARTY MATTERS

The Company pays commissions to nine affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra Securities Corp.; Spelman & Co. Inc.; Royal Alliance Associates, Inc.; VALIC Financial Advisors; VALIC Financial Advisors, Inc.; and American General Equity Services Corporation. Commissions paid to these broker-dealers totaled $1,143,000 in the year ended December 31, 2002, $1,332,000 in the year ended December 31, 2001 and $2,058,000 in the year ended December 31, 2000. These affiliated broker-dealers represent a significant portion of the Company’s business, amounting to 4.8%, 17.4% and 30.5% of premiums for each of the respective periods.

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent, SAI and AIG. Amounts paid for such services totaled $8,399,000 for the year ended December 31, 2002, $6,469,000 for the year ended December 31, 2001 and $8,229,000 for the year ended December 31, 2000. The component of such costs which relate to the production or acquisition of new business during these period amounted to $3,305,000, $1,930,000 and $3,581,000, respectively, and is deferred and amortized as part of Deferred Acquisition Costs. The other components of these costs are included in General and Administrative Expenses in the statement of income.

Beginning in July 2002, the Company began marketing fixed annuities through a new financial institution partner. These annuities are administered by AIG Annuity Insurance Company, an affiliate of the Company. Costs charged to the Company to administer these policies were approximately $1,046,000 in 2002. Additionally, costs charged to the Company for marketing such policies amounted to $1,103,000 and is deferred and amortized as part of Deferred Acquisition Costs. Effective November 2002, the responsibility for administration of the remaining block of fixed annuities was assumed by AIG Annuity Insurance Company, who the Company reimburses for their cost of administration. The Company believes these costs are less than the Company would have incurred to administer these policies internally.

On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), a registered investment advisor and affiliate of the Company, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Variable annuity fees of $1,777,000 were included in the statement of operations relating to the SAAMCO Agreement for the year ended December 31, 2002. Of this amount, $1,639,000 has been paid to the Company in 2002 and $138,000 remains a receivable from SAAMCO at December 31, 2002.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

10.	RELATED-PARTY MATTERS (Continued)

The Company paid $7,000 of management fees to an affiliate of the Company to administer its securities lending program (see Note 2) for the year ended December 31, 2002.

On April 2, 2001, the Company made a $12,900,000 dividend payment to its Parent (See Note 8).

During the year ended December 31, 2000, the Company transferred $16,741,000 in cash and short-term investments to AIG SALAC related to an actuarial adjustment on the policy enhancements related to the Acquisition (See Note 3).

Certifications

I, Jay S. Wintrob, Chief Executive Officer of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

Certifications

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ N. SCOTT GILLIS N. Scott Gillis, Senior Vice President (Principal Financial Officer)