Form 10-Q
period 2003-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2003-05-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 14, 2003 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) - March 31, 2003 and December 31, 2002	3

Statement of Income and Comprehensive Income (Unaudited)- Three Months Ended March 31, 2003 and 2002	4

Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002	5-6

Notes to Financial Statements (Unaudited)	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-25

Quantitative and Qualitative Disclosures About Market Risk	26

Controls & Procedures	26

Part II — Other Information	27-30

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$80,900	$37,955
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost:
March 31, 2003, $1,492,628; December 31, 2002, $1,375,026)	1,529,554	1,410,053
Mortgage loans	197,384	193,035
Policy loans	35,293	36,052
Common stocks available for sale, at fair value (cost: March 31, 2003 and December 31, 2001, $1,629)	964	1,140
Securities lending collateral	59,080	29,569

Total investments and cash	1,903,175	1,707,804

Variable annuity assets held in separate accounts	379,107	399,017
Accrued investment income	15,800	15,849
Deferred acquisition costs	111,814	104,459
Income taxes currently receivable from Parent	11,859	9,831
Receivable from brokers	—	1,025
Other assets	1,986	1,401

TOTAL ASSETS	$2,423,741	$2,239,386

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$1,436,705	$1,290,702
Reserves for universal life insurance contracts	235,094	237,862
Payable to brokers	37,030	—
Securities lending payable	59,080	29,569
Other liabilities	25,102	38,804

Total reserves, payables and accrued liabilities	1,793,011	1,596,937

Variable annuity liabilities related to separate accounts	379,107	399,017
Deferred income taxes	34,816	30,394

Total liabilities	2,206,934	2,026,348

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	144,428	144,428
Retained earnings	54,194	51,740
Accumulated other comprehensive income	15,185	13,870

Total shareholder’s equity	216,807	213,038

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,423,741	$2,239,386

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
REVENUES
Fee income:
Variable annuity policy fees	$1,890	$1,929
Universal life insurance policy fees	1,385	1,485
Surrender charges	481	389

Total fee income	3,756	3,803

Investment income	25,016	23,654
Net realized investment gains (losses)	1,155	(1,231)

Total revenues	29,927	26,226

BENEFITS AND EXPENSES
Interest expense:
Interest credited to fixed annuity contracts	13,520	11,245
Interest credited to universal life insurance contracts	2,742	2,874
Interest expense on securities lending agreements	130	—

Total interest expense	16,392	14,119

General and administrative expenses	2,472	2,407
Amortization of deferred acquisition costs	5,250	4,018
Annual commissions	182	225
Claims on universal life contracts, net of reinsurance recoveries	1,276	1,078
Guaranteed minimum death benefits	215	236

Total benefits and expenses	25,787	22,083

PRETAX INCOME	4,140	4,143

Income tax expense	1,686	1,682

NET INCOME	2,454	2,461

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period	2,606	(6,804)
Less reclassification adjustment for net realized (gains) losses included in net income	(582)	440
Income tax (expense) benefit	(709)	2,228

OTHER COMPREHENSIVE INCOME (LOSS)	1,315	(4,136)

COMPREHENSIVE INCOME (LOSS)	$3,769	$(1,675)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,454	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	13,520	11,245
Universal life insurance contracts	2,742	2,874
Net realized investment (gains) losses	(1,155)	1,231
Accretion of net discounts on investments	508	(857)
Amortization of deferred acquisition costs	5,250	4,018
Acquisition costs deferred	(12,305)	(3,969)
Provision for deferred income taxes	3,714	1,412
Change in:
Accrued investment income	49	1,658
Income taxes currently receivable from/payable to Parent	(2,028)	270
Other liabilities	641	4,763
Other, net	979	(60)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,369	25,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(212,422)	(69,265)
Mortgage loans	(7,454)	(281)
Other investments, excluding short-term investments	(3)	(88)
Sales of:
Bonds, notes and redeemable preferred stocks	104,288	47,620
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	38,738	17,984
Mortgage loans	3,167	8,769
Other investments, excluding short-term investments	763	574

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(72,923)	$5,313

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$138,770	$43,126
Universal life insurance contracts	7,489	2,095
Net exchanges to the fixed accounts from variable annuity contracts	3,712	907
Withdrawal payments on:
Fixed annuity contracts	(32,409)	(33,607)
Universal life insurance contracts	(2,678)	(2,743)
Claims and annuity payments on:
Fixed annuity contracts	(6,590)	(6,558)
Universal life insurance contracts	(4,603)	(4,813)
Net repayments of other short term financings	(2,192)	(4,022)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	101,499	(5,615)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	42,945	24,744
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	37,955	28,982

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$80,900	$53,726

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$130	$—

Net income taxes refunded by (paid to) Parent	$—	$—

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months ended March 31, 2003 (“2003”) and March 31, 2002 (“2002”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on the debt and equity securities available for sale amounted to $30.9 million at March 31, 2003. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     Securities in our portfolio with a carrying value of approximately $374.6 million at March 31, 2003 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, the anticipated value of guaranteed minimum death benefits to be paid, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 64% of the Company’s DAC balance at March 31, 2003 related to fixed annuity products and 36% related to variable annuity products.

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

     On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), whereby SAAMCO will pay its profits earned through servicing the Company’s variable annuity contracts to the Company (“SAAMCO Agreement”). SAAMCO is the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Pursuant to the SAAMCO Agreement, SAAMCO will pay to the Company variable annuity fee income earned from acting as the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. The SAAMCO Agreement is retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $0.4 million for 2003.

RESULTS OF OPERATIONS

     NET INCOME totaled $2.5 million in 2003 and 2002. The operating results for 2003 include $0.4 million of fees earned by the Company pursuant to the SAAMCO Agreement.

     PRETAX INCOME totaled $4.1 million in 2003 and 2002.

     NET INVESTMENT SPREAD, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $8.6 million in 2003 and $9.5 million in 2002. These amounts equal 1.95% on average invested assets (computed on a daily basis) of $1.77 billion in 2003 and 2.79% on average invested assets of $1.37 billion in 2002.

     Growth in average invested assets largely resulted from increased sales in the latter half of 2002 and 2003 relating to the marketing of fixed annuities through new distribution relationships. Changes in average invested assets also reflect net exchanges to fixed accounts from the separate accounts of variable annuity contracts, sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $168.0 million in 2003 and $45.7 million in 2002, and are largely deposits for the fixed annuities and the fixed options of variable annuities. On an annualized basis, these deposits represents 44% and 14%, respectively, of the related reserve balances at the beginning of 2003 and 2002.

     Under generally accepted accounting principles, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income, as they are recorded directly to reserves for fixed and universal life contracts upon receipt. The increase in Fixed Annuity Deposits in 2003 is due primarily to increased sales relating to the marketing of fixed annuities through new distribution relationships. The environment for fixed annuity sales remains very favorable, with alternative fixed income products at very low rates (e.g., bank CDs) and very low surrender rates as investors continue to seek safety and quality away from the equity markets.

     The following table shows the Company’s investment results for 2003 and 2002.

	2003	2002

	(in thousands,
	except for percentages)
Average invested assets	$1,766,486	$1,368,288

Average annuity reserves and other interest-bearing liabilities	$1,643,253	$1,272,102

Average yield on average invested assets	5.66%	6.91%
Weighted average rate paid on fixed annuities and other interest-bearing liabilities	3.99%	4.44%

Yield spread	1.67%	2.47%

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $123.2 million in 2003, compared with $96.2 million in 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 1.67% in 2003 and 2.47% in 2002.

     Investment income (and the related yields on average invested assets) totaled $25.0 million (5.66%) in 2003, compared with $23.7 million (6.91%) in 2002. The decrease in the investment yield in 2003 compared to 2002 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.1 million in both periods. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $16.4 million in 2003 and $14.1 million in 2002. The average rate paid on all interest-bearing liabilities was 3.99% in 2003, compared with 4.44% in 2002. Interest-bearing liabilities averaged $1.64 billion during 2003 and $1.27 billion during 2002. The decline in overall rates paid in 2003 compared to 2002 resulted primarily from the impact of a declining interest rate environment, the continued reduction of crediting rates on certain closed blocks of business and the impact of securities lending in 2003 at short-term rates.

     NET REALIZED INVESTMENT GAINS totaled $1.2 million in 2003, compared with net realized investment losses of $1.2 million in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $145.1 million in 2003 and $76.1 million in 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.26% and 0.36% of average invested assets for 2003 and 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     There were no impairment writedowns in either 2003 or 2002. For the twenty quarters ended March 31, 2003, impairment writedowns, as an annualized percentage of average invested assets, have ranged up to 3.99% and have averaged 0.78%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $1.9 million in 2003 (including $0.4 million attributable to the SAAMCO Agreement) and $1.9 million in 2002. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have been $1.5 million in 2003. The decreased fees in 2003 as compared to 2002 reflect the unfavorable equity market conditions in 2003, and the resulting unfavorable impact on market values of assets in the separate accounts and additionally from net exchanges from the separate accounts to the fixed accounts of variable annuity contracts. On an annualized basis, variable annuity fees represent 1.9% and 1.5% of average variable annuity assets in 2003 and 2002, respectively. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have represented 1.6% of average variable annuity assets in 2003. Variable annuity assets averaged $389.3 million in 2003 and $503.6 million in 2002. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $6.0 million in 2003 and $16.6 million in 2002. On an annualized basis, these amounts represent 6% and 13% of separate account liabilities at the beginning of 2003 and 2002. The decrease in variable annuity deposits reflected lower demand for the variable account options of the Company’s variable annuity products due to unfavorable equity market conditions. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $15.8 million in 2003 and $25.7 million in 2002. Current year sales primarily reflect the

Company’s flagship variable annuity line, Polaris, while approximately half the prior year sales were related to FSA Advisor which was initially marketed in January 2001. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds. Variable Annuity Product Sales have decreased in 2003 primarily due to decreased demand for the new product, FSA Advisor, from 2002. FSA Advisor product sales were approximately $1.8 million in 2003 as compared to $12.1 million in 2002.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES amounted to $1.4 million in 2003 and $1.5 million in 2002. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation which occurred on July 1, 1999 and does not actively market such contracts. Such fees annualized represent 2.3% and 2.4% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.5 million in 2003 and $0.4 million in 2002. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $48.5 million in 2003, compared to $44.7 million in 2002. Annualized, these payments, when expressed as a percentage of average related reserves, represent 9.9% for 2003 and 10.3% for 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $2.5 million in 2003 and $2.4 million in 2002. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $5.3 million in 2003, compared to $4.0 million in 2002. The increase in amortization in 2003 was primarily related to the increase in fixed annuity deposits and the impact of decreased net investment losses.

     ANNUAL COMMISSIONS totaled $0.2 million in 2003 and 2002. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 10% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $1.3 million in 2003, compared to $1.1 million in 2002 (net of reinsurance recoveries of $1.6 million in 2003 and 2002).

     GUARANTEED MINIMUM DEATH BENEFITS totaled $0.2 million in 2003 and 2002. Further downturns in the equity markets could increase these expenses.

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

     INCOME TAX EXPENSE totaled $1.7 million in 2003 and 2002, representing effective tax rates of 41% for both periods.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $216.8 million at March 31, 2003 from $213.0 million at December 31, 2002, due to $2.5 million of net income recorded in 2003 and $1.3 million in other comprehensive income.

     INVESTED ASSETS at March 31, 2003 totaled $1.90 billion, compared with $1.71 billion at December 31, 2002. The following table summarizes the Company’s investment portfolio at March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002

	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

	(in thousands, except for percentages)
BOND PORTFOLIO:
U.S. government securities	$3,324	0.2%	$3,208	0.2%
Mortgage-backed securities	435,013	22.9	471,065	27.6
Other bonds, notes and Redeemable preferred stocks	1,091,217	57.3	935,780	54.8

Total bond Portfolio	1,529,554	80.4	1,410,053	82.6
Mortgage loans	197,384	10.4	193,035	11.3
Common stocks	964	0.1	1,140	0.1
Cash and short-term investments	80,900	4.2	37,955	2.2
Other	94,373	4.9	65,621	3.8

Total investments and cash	$1,903,175	100.0%	$1,707,804	100.0%

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

     THE BOND PORTFOLIO, which constituted 81% of the Company’s total investment portfolio at March 31, 2003, had an aggregate fair value that was $36.9 million greater than its amortized cost at March 31, 2003, compared with $35.0 million at December 31, 2002.

     At March 31, 2003, the Bond Portfolio included $1.38 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $150.2 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2003, approximately $1.45 billion of the Bond Portfolio was investment grade, including $277.1 million of U.S. government/agency securities and mortgage-backed securities (“MBS”).

     At March 31, 2003, the Bond Portfolio included $77.6 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 3.2% of the Company’s total assets and approximately 4.1% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 20 industries with 26% of these assets concentrated in energy. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of March 31, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$860,119	$895,079	1	$208,884	$219,849	$1,069,003	$1,114,928	59.00%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	260,255	261,524	2	77,353	75,528	337,608	337,052	17.84%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	42,711	39,951	3	1,000	1,000	43,711	40,951	2.17%
B+ to B- (B1 to B3) [B+ to B-]	23,023	18,038	4	2,000	2,046	25,023	20,084	1.06%
CCC+ to C (Caa to C) [CCC]	4,992	2,494	5	9,534	9,088	14,526	11,582	0.61%
C1 to D [DD] {D}	—	—	6	2,757	4,957	2,757	4,957	0.26%

TOTAL RATED ISSUES	$1,191,100	$1,217,086		$301,528	$312,468	$1,492,628	$1,529,554

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $150.2 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     At March 31, 2003, approximately $182.5 million of the Bond Portfolio had an aggregate unrealized loss of $30.2 million. The gross unrealized losses in the bond portfolio included the following concentrations:

Gross
Concentration	Unrealized Losses

(In thousands)
Investment Grade:
Chemicals	$—
Media Cable	—
Airlines	3,375
Public Utility	83
Energy	37
ABS and Securitizations	876

Not rated and Below Investment Grade:
Chemicals	974
Media Cable	2,641
Airlines	—
Public Utility	1,036
Energy	1,490
ABS and Securitizations	1,013

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2003, by contractual maturity, is shown below.

Amortized Cost

(In thousands)
Due in one year or less	$6,577
Due after one year through five years	56,375
Due after five years through ten years	143,509
Due after ten years	6,320

Total	$212,781

The “aging” of pre-tax unrealized loss positions at March 31, 2003 as shown below:

	Amortized	Unrealized	Number of
Number of Months	Cost	Losses	Items

		(In thousands)
Investment Grade Bonds:
0-6	$63,435	$2,162	21
7-12	18,137	2,846	8
>12	71,285	14,091	17
Below Investment Grade Bonds:
0-6	$15,791	$284	4
7-12	11,798	1,229	10
>12	32,335	9,624	21
Total Bonds:
0-6	$79,226	$2,446	25
7-12	29,935	4,075	18
>12	103,620	23,715	38

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $33.7 million at March 31, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2003, Secured Loans consisted of $33.3 million of privately traded securities and $0.4 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 5 industries, with 74% of these assets concentrated in energy. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $197.4 million at March 31, 2003 and consisted of 85 commercial first mortgage loans with an average loan balance of approximately $2.3 million, collateralized by properties located in 29 states. Approximately 39% of this portfolio was office, 19% was multifamily residential, 16% was retail, 13% was industrial and 13% was other types. At March 31, 2003, approximately 30% of this portfolio was secured by properties located in California, approximately 13% by properties located in Texas, approximately 11% by properties located in Michigan and no more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2003, two mortgage loans have an outstanding balance of $10.0 million or more, which collectively aggregated approximately 19% of this portfolio. At March 31, 2003, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2007. During 2003 and 2002, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2003, approximately 27% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $35.3 million at March 31, 2003, compared to $36.1 million at December 31, 2002, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL aggregated $59.1 million at March 31, 2003 and $29.6 million at December 31, 2002 and include collateral held under a securities lending agreement with an affiliated agent. The Company has entered into such agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 68% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at March 31, 2003.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At March 31, 2003, these assets had an aggregate fair value of $1.93 billion with a duration of 3.7. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At March 31, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $1.74 billion with a duration of 4.0. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from their March 31, 2003 levels is a loss of approximately $0.3 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company seeks to provide liquidity by investing in MBSs. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. Impairment losses on securitized assets are recognized if the fair value of the security is less than its book value, and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date.

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.9 million of bonds at March 31, 2003, and constituted approximately 0.3% of total invested assets. At December 31, 2002, defaulted investments totaled $7.6 million of bonds and constituted less than 0.4% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At March 31, 2003, approximately $1.35 billion of the Bond Portfolio had an aggregate unrealized gain of $67.2 million while approximately $182.5 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $30.2 million. In addition, the Company’s investment portfolio currently provides approximately $13.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and the Principal Financial Officer have reviewed the effectiveness of its disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent date of evaluation by the Company’s Chief Executive Officer and Principal Financial Officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS ON FORM 8-K

No Current Report on Form 8-K were filed by the Company during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date: May 14, 2003	/s/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: May 14, 2003	/s/ MAURICE S. HEBERT

Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

Certifications

I, Jay S. Wintrob, Chief Executive Officer of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

Certifications

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of First SunAmerica Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First SunAmerica Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14 2003

/s/ N. SCOTT GILLIS N. Scott Gillis, Senior Vice President (Principal Financial Officer)