Form 10-Q
period 2003-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2003-11-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 33-5014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 IRS Employer Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 996-9786

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes ☒     No ☐

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON NOVEMBER 14, 2003 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information
Balance Sheet (Unaudited) - September 30, 2003 and December 31, 2002	3
Statement of Income and Comprehensive Income (Unaudited)- Three Months and Nine Months Ended September 30, 2003 and 2002	4-5
Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002	6-7
Notes to Financial Statements (Unaudited)	8-9
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-30
Quantitative and Qualitative Disclosures About Market Risk	31
Controls & Procedures	32
Part II — Other Information	33
Exhibits and Reports on Form 8-K	35-38

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2003	2002

	(In thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$181,418	$37,955
Bonds and notes available for sale, at fair value (amortized cost:
September 30, 2003, $2,129,860; December 31, 2002, $1,375,026)	2,184,658	1,410,053
Mortgage loans	218,787	193,035
Policy loans	35,399	36,052
Common stocks available for sale, at fair value (cost: September 30, 2003 and December 31, 2002, $1,629)	1,749	1,140
Securities lending collateral	112,105	29,569

Total investments and cash	2,734,116	1,707,804

Variable annuity assets held in separate accounts	410,412	399,017
Accrued investment income	20,722	15,849
Deferred acquisition costs	129,240	104,459
Income taxes currently receivable from Parent	10,218	9,831
Receivable from brokers	1,594	1,025
Other assets	1,693	1,401

TOTAL ASSETS	$3,307,995	$2,239,386

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,051,386	$1,290,702
Reserves for universal life insurance contracts	233,381	237,862
Securities lending payable	112,105	29,569
Payable to brokers	152,153	—
Other liabilities	39,398	38,804

Total reserves, payables and accrued liabilities	2,588,423	1,596,937

Variable annuity liabilities related to separate accounts	410,412	399,017
Deferred income taxes	43,998	30,394

Total liabilities	3,042,833	2,026,348

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	184,428	144,428
Retained earnings	59,912	51,740
Accumulated other comprehensive income	17,822	13,870

Total shareholder’s equity	265,162	213,038

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,307,995	$2,239,386

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months

	2003	2002	2003	2002

	(In thousands)
REVENUES
Fee income:
Variable annuity policy fees	$2,082	$1,722	$5,961	$5,604
Universal life insurance policy fees	1,773	2,461	3,790	4,792
Surrender charges	392	540	1,223	1,288

Total fee income	4,247	4,723	10,974	11,684

Investment income	30,022	22,753	82,027	69,981
Net realized investment (losses) gains	(2,311)	(1,943)	2,391	(6,164)

Total revenues	31,958	25,533	95,392	75,501

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts	17,057	11,591	45,364	34,048
Universal life insurance contracts	2,793	2,884	8,283	8,644
Securities lending agreements	225	—	469	—

Total interest expense	20,075	14,475	54,116	42,692

General and administrative expenses	1,267	1,265	5,544	5,106
Amortization of deferred acquisition costs	7,050	4,218	18,300	12,807
Annual commissions	352	188	807	596
Claims on universal life contracts, net of reinsurance recoveries	608	1,028	2,211	2,652
Guaranteed minimum death benefits	125	404	583	1,142

Total benefits and expenses	29,477	21,578	81,561	64,995

PRETAX INCOME	2,481	3,955	13,831	10,506
Income tax expense	980	1,642	5,659	4,282

NET INCOME	$1,501	$2,313	$8,172	$6,224

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months

	2003	2002	2003	2002

	(In thousands)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized (loss) gains on debt and equity securities available for sale identified in the current period	$(770)	$20,593	$7,443	$21,874
Less reclassification adjustment for net realized (gains)losses included in net income	(594)	679	(1,363)	2,171
Income tax benefit (expense)	478	(7,445)	(2,128)	(8,416)

OTHER COMPREHENSIVE (LOSS) INCOME	(886)	13,827	3,952	15,629

COMPREHENSIVE INCOME	$615	$16,140	$12,124	$21,853

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,172	$6,224
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	45,364	34,048
Universal life insurance contracts	8,283	8,644
Net realized investment (gains) losses	(2,391)	6,164
Accretion of net discounts on investments	(470)	(1,191)
Amortization of deferred acquisition costs	18,300	12,807
Acquisition costs deferred	(57,381)	(21,921)
Provision for deferred income taxes	11,476	10,327
Change in:
Accrued investment income	(4,873)	2,774
Income taxes currently receivable from Parent	(387)	(8,087)
Other liabilities	(1,818)	5,368
Other, net	2,049	1,986

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,324	57,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds and notes	(974,206)	(295,184)
Mortgage loans	(43,070)	(30,839)
Common stocks	—	(777)
Other investments, excluding short-term investments	(749)	(270)
Sales of:
Bonds and notes	173,976	153,273
Redemptions and maturities of:
Bonds and notes	199,681	86,304
Mortgage loans	17,478	23,436
Other investments, excluding short-term investments	1,402	894

NET CASH USED IN INVESTING ACTIVITIES	$(625,488)	$(63,163)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$808,160	$230,144
Universal life insurance contracts	7,427	7,489
Net exchanges to the fixed accounts of variable annuity contracts	1,520	24,996
Withdrawal payments on:
Fixed annuity contracts	(78,347)	(105,458)
Universal life insurance contracts	(6,141)	(7,479)
Claims and annuity payments on:
Fixed annuity contracts	(23,153)	(23,936)
Universal life insurance contracts	(9,251)	(15,328)
Capital contributions	40,000	—
Net repayments of other short term financings	2,412	12,991

NET CASH PROVIDED BY FINANCING ACTIVITIES	742,627	123,419

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	143,463	117,399
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	37,955	28,982

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$181,418	$146,381

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$470	$—

Net income taxes (paid to) refunded by Parent	$(5,430)	$2,042

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, the results of its operations for the three months and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other similar types of matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

3.	RELATED PARTY TRANSACTIONS

On September 30, 2003, the Parent declared and paid a $40,000,000 capital contribution to the Company.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and reporting by Insurance Enterprises for Certain Non traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts.

In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits and modify certain disclosures and financial statement presentations for this product. The Company continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $5 million after taxes, to be recorded in the first quarter of 2004, which is not material to the Company’s financial condition or liquidity.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and nine months ended September 30, 2003 and September 30, 2002 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on the debt and equity securities available for sale amounted to $20.8 million at September 30, 2003 and $28.4 million at December 31, 2002. When a decline in fair value below amortized cost is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in our portfolio with a carrying value of approximately $513.3 million at September 30, 2003 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities and universal life contracts) supporting the annuity obligations, the anticipated value of guaranteed minimum death benefits to be paid, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 72% of the Company’s DAC balance at September 30, 2003 related to fixed annuity and universal life products and 28% related to variable annuity products.

     DAC amortization is sensitive to surrender rates, claims costs, and the actual and assumed future growth rate of the assets supporting the Company’s obligations under annuity policies. With respect to fixed annuities, the growth rate depends on the yield on the general account assets supporting those annuities. With respect to variable annuities, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.

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

BUSINESS SEGMENTS

     The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of fixed and variable annuity products. The fixed annuity products offer investors a guaranteed fixed rate investment. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment spread on the fixed-rate account options.

     On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), an affiliate, whereby SAAMCO will contribute to the Company on a monthly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $0.4 million for the third quarter of 2003 and $1.2 million for the nine months of 2003. The Company accrued and received $1.8 million of fee income for the entire year of 2002 in December of 2002. Thus, no amounts were recorded in the first three quarters of 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $1.5 million in the third quarter of 2003, compared to $2.3 million in the third quarter of 2002. For the nine months, net income amounted to $8.2 million in 2003, compared to $6.2 million in 2002. The operating results for 2003 include $0.4 million and $1.2 million of fees earned by the Company pursuant to the SAAMCO Agreement in the three months and nine months ending September 30, 2003, respectively.

     PRETAX INCOME totaled $2.5 million in the third quarter of 2003, compared to $4.0 million in the third quarter of 2002. For the nine months, pretax income totaled $13.8 million in 2003, compared to $10.5 million in 2002. The decrease in the third quarter of 2003 primarily resulted from higher DAC amortization, partially offset by higher net investment spread. The increase in the nine months of 2003 primarily resulted from higher net realized investment gains, partially offset by higher DAC amortization.

     NET INVESTMENT SPREAD, which is the spread between the income earned on invested assets and the interest credited to fixed annuity contracts and paid on other interest-bearing liabilities, totaled $9.9 million in the third quarter of 2003, compared to $8.3 million in the third quarter of 2002. These amounts equal 1.77% on average invested assets (computed on a daily basis) of $2.25 billion in the third quarter of 2003 and 2.28% on average invested assets of $1.45 billion in the third quarter of 2002 on an annualized basis. For the nine months, net investment spread increased to $27.9 million in 2003 from $27.3 million in 2002, representing 1.88% of average invested assets of $1.98 billion in 2003 and 2.61% of average invested assets of $1.40 billion in 2002 on an annualized basis. The decrease in the net investment spread rate was primarily due to the investment of new deposits into invested assets with shorter durations than the Company’s fixed rate liabilities.

     Growth in average invested assets resulted primarily from increased sales in the latter half of 2002 and in 2003 relating to the marketing of fixed annuities through new distribution relationships. Also contributing to the increased sales was higher demand for guaranteed fixed-return products, as investors sought security in an uncertain market environment. Changes in average invested assets also reflect net exchanges to fixed accounts from the separate accounts of variable annuity contracts, sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $339.6 million in the third quarter of 2003, $154.7 million in the third quarter of 2002, $815.6 million in the nine months of 2003 and $218.6 million in the nine months of 2002, and are largely deposits for the fixed annuities. On an annualized basis, these deposits represent 69%, 49%, 71% and 23%, respectively, of the related reserve balances at the beginning of the respective periods. The increase in Fixed Annuity Deposits in 2003 is due primarily to increased sales relating to the marketing of fixed annuities through new distribution relationships.

     Under accounting principles generally accepted in the United States of America, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income, as they are recorded directly upon receipt to reserves for fixed annuity and universal life contracts.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $89.3 million in the third quarter of 2003, compared to $116.6 million in the third quarter of 2002. For the nine months, average invested assets exceeded average interest-bearing liabilities by $106.0 million in 2003, compared with $102.2 million in 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 1.62% in the third quarter of 2003, 1.93% in the third quarter of 2002, 1.67% in the nine months of 2003 and 2.28% in the nine months of 2002.

     Investment income (and the related yields on average invested assets) totaled $30.0 million (5.33%) in the third quarter of 2003, $22.8 million (6.27%) in the third quarter of 2002, $82.0 million (5.53%) in the nine months of 2003 and $70.0 million (6.68%) in the nine months of 2002. The decrease in the investment yield in 2003 compared to 2002 primarily reflects a lower prevailing interest rate environment. Investment income has been reduced by expenses incurred to manage the investment portfolio of $0.2 million in the third quarter of 2003, $0.1 million in the third quarter of 2002, $0.5 million in the nine months of 2003 and $0.4 million in the nine months of 2002.

     Interest expense totaled $20.1 million in the third quarter of 2003 and $14.5 million in the third quarter of 2002. For the nine months,

interest expense aggregated $54.1 million in 2003, compared with $42.7 million in 2002. The average rate paid on all interest-bearing liabilities was 3.71% in the third quarter of 2003, compared to 4.34% in the third quarter of 2002. For the nine months, the average rate paid on all interest-bearing liabilities was 3.86% for 2003 and 4.40% for 2002. Interest-bearing liabilities averaged $2.16 billion during the third quarter of 2003, $1.34 billion during the third quarter of 2002, $1.87 billion during the nine months of 2003 and $1.29 billion during the nine months of 2002. The decline in overall rates paid in 2003 compared to 2002 resulted primarily from the impact of a declining interest rate environment, as the Company issued new fixed annuities at rates substantially below the prior year average rates.

     NET REALIZED INVESTMENT LOSSES totaled $2.3 million in the third quarter of 2003 and $1.9 million in the third quarter of 2002 and include impairment writedowns of $2.3 million and $1.8 million, respectively. For the nine months, net realized investment gains totaled $2.4 million in 2003, compared with net realized investment losses of $6.2 million in 2002 and include impairment writedowns of $2.6 million and $2.7 million, respectively. Thus, there were no realized gains from sales and redemptions of investments in the third quarter of 2003, compared to net realized losses of $0.1 million in the third quarter of 2002. For the nine months, net realized gains from sales and redemptions of investments totaled $5.0 million in 2003, compared to net realized losses of $3.4 million in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $136.5 million in the third quarter of 2003, $120.5 million in the third quarter of 2002, $388.1 million in the nine months of 2003 and $268.2 million in the nine months 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and, on an annualized basis, represent 0.00%, 0.03%, 0.34% and 0.33% of average invested assets in the third quarter of 2003, the third quarter of 2002, the nine months of 2003 and the nine months of 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $2.3 million, $1.8 million, $2.6 million and $2.7 million of provisions applied to bonds in the third quarter of 2003, the third quarter of 2002, the nine months of 2003 and the nine months of 2002, respectively. On an annualized basis, impairment writedowns represent 0.41%, 0.50%, 0.18% and 0.26% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2003, impairment writedowns, as an annualized percentage of average invested assets, have ranged up to 3.99% and have averaged 0.80%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.1 million in the third quarter of 2003 (including $0.4 million attributable to the SAAMCO Agreement) and $1.7 million in the third quarter of 2002. For the nine months, variable annuity fees totaled $6.0 million in 2003 (including $1.2 million attributable to the SAAMCO Agreement), compared to $5.6 million in 2002. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have been $1.7 million in the third quarter of 2003 and $4.8 million in the nine months of 2003. The decreased fees in the nine months of 2003 as compared to the nine months of 2002 primarily reflects the unfavorable equity market conditions in 2002 and the early part of 2003, and the resulting unfavorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity fees represent 2.0%, 1.6%, 2.0% and 1.6% of average variable annuity assets in the third quarters of 2003 and 2002 and the nine months of 2003 and 2002, respectively. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have represented 1.6% of average variable annuity assets in both periods of 2003. Variable annuity assets averaged $418.9 million, $433.7 million, $404.9 million and $480.1 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $6.1 million and $15.1 million in the third quarters of 2003 and 2002, respectively. For the nine months, variable annuity deposits totaled $17.9 million in 2003, compared with $60.6 million in 2002. On an annualized basis, these amounts represent 6%, 13%, 6% and 16% of separate account liabilities at the beginning of the respective periods. Variable annuity deposits were higher in 2002 due to increased demand for FSA Advisor, which was initially marketed in January 2001. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $52.8 million, $25.8 million, $98.0 million and $89.5 million in the third quarters of 2003 and 2002 and the nine months of 2003 and 2002, respectively. The increase in Variable Annuity Product Sales reflect the sales of the Company’s new products, WM Diversified Strategies III and Polaris II. Introduced at the beginning of 2003, WM Diversified Strategies III, product sales totaled $25.6 million in the third quarter of 2003 and $41.9 million in the nine months of 2003. Polaris II was introduced in late 2002, product sales totaled $20.9 million in the third quarter of 2003 and $35.8 million in the nine months of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES amounted to $1.8 million in the third quarter of 2003 and $2.5 million in the third quarter of 2002. For the nine months, universal life insurance fees totaled $3.8 million in 2003 and $4.8 million in 2002. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees annualized represent 3.0%, 4.1%, 2.2% and 2.6% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.4 million in the third quarter of 2003 and $0.5 million in the third quarter of 2002. For the nine months, such surrender charges totaled $1.2 million in 2003 and $1.3 million in 2002. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. Withdrawal payments, which exclude claims and annuitization benefits, totaled $46.9 million in the third quarter of 2003, compared to $47.4 million in the third quarter of 2002. For the nine months, such withdrawal payments totaled $131.2 million in 2003 and $145.3 million in 2002. Annualized, these payments, when expressed as a percentage of average related reserves, represent 7.67%, 11.0%, 8.08% and 11.2% for the third quarters of 2003 and 2002 and the nine months of 2003 and 2002, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.3 million in the third quarters of 2003 and 2002. For the nine months, general and administrative expenses totaled $5.5 million in 2003 and $5.1 million in 2002. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $7.1 million in the third quarter of 2003, compared to $4.2 million in the third quarter of 2002. For the nine months, such amortization totaled $18.3 million in 2003, compared to $12.8 million in 2002. The increase in amortization in 2003 was primarily related to the substantial increase in fixed annuity deposits, as well as the impact of increased net investment gains.

     ANNUAL COMMISSIONS totaled $0.4 million in the third quarter of 2003, compared to $0.2 million in the third quarter of 2002. For the nine months, annual commissions amounted to $0.8 million in 2003 and $0.6 million in 2002. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $0.6 million in the third quarter of 2003, compared to $1.0 million in 2002 (net of reinsurance recoveries of $1.2 million in 2003 and $0.6 million in 2002). For the nine months, such claims totaled $2.2 million in 2003, compared to $2.7 million in 2002 (net of reinsurance recoveries of $3.1 million in 2003 and $3.0 million in 2002).

     GUARANTEED MINIMUM DEATH BENEFITS on variable annuity contracts totaled $0.1 million in the third quarter of 2003, compared to $0.4 million in the third quarter of 2002. For the nine months, guaranteed minimum death benefits amounted to $0.6 million in 2003 and $1.1 million in 2002. The decrease in such benefits reflects the upturn in the equity markets in the second and third quarters of 2003. Further downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the “GMDB”). The Company bears the risk that death claims following a decline in the equity markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. However, effective January 1, 2004, the Company will be required to record a liability for GMDBs (see Note 3 of notes to financial statements).

     INCOME TAX EXPENSE totaled $1.0 million in the third quarter of 2003, $1.6 million in the third quarter of 2002, $5.7 million in the nine months of 2003 and $4.3 million in the nine months of 2002, representing effective annualized tax rates of 40%, 42%, 41% and 41%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $265.2 million at September 30, 2003 from $213.0 million at December 31, 2002. The increase reflected a capital contribution of $40.0 million, net income of $8.2 million and other comprehensive income of $4.0 million.

     INVESTMENTS AND CASH at September 30, 2003 totaled $2.73 billion, compared to $1.71 billion at December 31, 2002. The Company’s invested assets are managed by its affiliates. The following table summarizes the Company’s portfolio of bonds and notes (the “Bond Portfolio”) and other investments and cash at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Bond Portfolio:	(in thousands, except for percentages)

U.S. government securities	$3,467	0.1%	$3,208	0.2%
Mortgage-backed securities	549,293	20.1	471,065	27.6
Other bonds and notes	1,631,898	59.7	935,780	54.8

Total Bond Portfolio	2,184,658	79.9	1,410,053	82.6
Mortgage loans	218,787	8.0	193,035	11.3
Common stocks	1,749	0.1	1,140	0.1
Cash and short-term investments	181,418	6.6	37,955	2.2
Other	147,504	5.4	65,621	3.8

Total investments and cash	$2,734,116	100.0%	$1,707,804	100.0%

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

     THE BOND PORTFOLIO, which constituted 80% of the Company’s total investment portfolio at September 30, 2003, had an aggregate fair value that was $54.8 million greater than its amortized cost at September 30, 2003, compared with $35.0 million at December 31, 2002. The increase in net unrealized gains on the Bond Portfolio during 2003 principally reflected the impact of impairment writedowns in 2003 as well as the decrease in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2003.

     At September 30, 2003, the Bond Portfolio had an aggregate carrying value (i.e. fair value) of $2.18 billion and an aggregate amortized cost of $2.13 billion. At September 30, 2003, the Bond Portfolio included $1.94 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $242.5 million of bonds rated by the Company pursuant to statutory rating guidelines established by the NAIC. At

September 30, 2003, approximately $2.04 billion of the Bond Portfolio was investment grade, including $546.9 million of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At September 30, 2003, the Bond Portfolio included $146.1 million of bonds that were not rated investment grade. These non-investment-grade bonds accounted for approximately 4.5% of the Company’s total assets and approximately 5.5% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2003, the Company’s non-investment-grade portfolio consisted of 61 issues with one issuer representing 10.2% of the total non-investment grade bond portfolio. No other issuer represented more than 10% of the total non-investment grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 23% of these assets concentrated in financial institutions, 20% concentrated in communications, 14% concentrated in utilities and 14% concentrated in cyclical consumer industries. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of September 30, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/

Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody's/Fitch	Amortized	fair	Category	Amortized	fair	Amortized	Fair	invested
Category (1)	cost	value	(2)	cost	value	cost	Value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$1,242,089	$1,278,162	1	$255,789	$264,539	$1,497,878	$1,542,701	57.58%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	377,090	390,543	2	103,230	105,345	480,320	495,888	18.51%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	76,689	74,612	3	21,000	21,024	97,689	95,636	3.57%
B+ to B- (B1 to B3) [B+ to B-]	25,050	24,864	4	16,909	16,934	41,959	41,798	1.56%
CCC+ to C (Caa to C) [CCC]	7,781	6,068	5	2,183	2,484	9,964	8,552	0.32%
C1 to D [DD] {D}	—	—	6	2,050	83	2,050	83	0.00%

TOTAL RATED ISSUES	$1,728,699	$1,774,249		$401,161	$410,409	$2,129,860	$2,184,658

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $242.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

The valuation of invested assets involves obtaining a fair value for each security. The source for the fair value is generally from market exchanges, with the exception of non-traded securities.

     Another aspect of valuation pertains to impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments.

     In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in; (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	In the opinion of the Company’s management, it is unlikely the Company will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $2.6 million in the nine months of 2003 and $2.7 million in the nine months of 2002.

     Excluding the impairments noted above, the changes in market value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At September 30, 2003, the Company’s Bond Portfolio had gross unrealized gains of $75.6 million and gross unrealized losses of $20.8 million. No single issuer accounted for more than 10% of the unrealized losses.

     At September 30, 2003, the fair value of the Company’s Bond Portfolio aggregated $2.18 billion. Of this aggregate fair value, approximately 0.6% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization by the impact of the realized losses on DAC amortization and income taxes.

     At September 30, 2003, approximately $522.5 million of the Bond Portfolio had a gross unrealized loss of $20.8 million. The gross unrealized losses in the Bond Portfolio included the following concentrations:

Gross
Concentration	Unrealized Losses

(In thousands)
Investment Grade:
Communications	$267
Finance companies	5,502
Non-Corporate	2,754
Transportation	2,166
Utility	255
Other	298
Not rated and Below Investment Grade:
Communications	1,468
Finance companies	5,733
Non-Corporate	404
Transportation	37
Utility	725
Other	1,189

     The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2003, by contractual maturity, is shown below.

Amortized Cost

(In thousands)

Due in one year or less	$2,000
Due after one year through five years	118,704
Due after five years through ten years	240,696
Due after ten years	181,903

Total	$543,303

     In the nine months ended September 30, 2003, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $1.7 million. The aggregate fair value of securities sold was $80.1 million, which was approximately 98.% of amortized cost. The average period of time that securities sold at a loss during 2003 were trading continuously at a price below amortized cost was approximately 15 months.

     The aging of the Bond Portfolio in an unrealized loss position at September 30, 2003 is shown below:

	Amortized	Unrealized	Number of
	Cost	Losses	Items

	(In thousands)
Investment Grade:
0-6 months	$203,539	$4,115	22
7-12 months	3,121	11	2
>12 months	17,044	445	5
Below Investment Grade:
0-6 months	$218,545	$7,057	47
7-12 months	24,992	166	4
>12 months	76,062	9,006	24
Total:
0-6 months	$422,084	$11,172	69
7-12 months	28,113	177	6
>12 months	93,106	9,451	29

     As stated previously, the valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate carrying value of these securities at September 30, 2003 was approximately $513.3 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $79.6 million at September 30, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2003, Secured Loans consisted of $53.6 million of privately traded securities and $26.0 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 34% of these assets concentrated in the electric industry, 17% of these assets concentrated in consumer services, 17% of these assets concentrated in energy and 12% of these assets concentrated in utilities. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $218.8 million at September 30, 2003 and consisted of 88 commercial first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 29 states. The properties collateralizing the portfolios were approximately 42% office, 21% multifamily residential, 12% industrial, 14% retail, and 11% other types. At September 30, 2003, approximately 31% and 12% of this portfolio was secured by properties located in California and Texas, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2003, there were 3 mortgage loans with an outstanding balance of $10 million or more, which collectively aggregated approximately 22% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 2003, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2006. During 2003 and 2002, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At September 30, 2003, approximately 22% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under its underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $35.4 million at September 30, 2003, compared to $36.1 million at December 31, 2002, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $112.1 million at September 30, 2003, compared to $29.6 million at December 31, 2002, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges, market value adjustments or other restrictions in order to encourage persistency. Approximately 75% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at September 30, 2003.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling included: cash and short-term investments; bonds and notes; mortgage loans; and policy loans. At September 30, 2003, these assets had an aggregate fair value of $2.73 billion with an option-adjusted duration of 3.4. The Company’s fixed-rate liabilities include fixed annuity and universal life insurance contracts. At September 30, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.38 billion with an option-adjusted duration of 3.8. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from their September 30, 2003 levels is a loss of approximately $0.6 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The overall interest-credited rate environment has continued to decline in 2003. A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. In 2003, the State of New York adopted legislation reducing the minimum contractual rate that can be credited to policyholders on new contracts to 1.5%. As a result, certain contracts issued in 2003 will have a 1.5% minimum contractual guaranteed rate. This will not impact the previously issued contracts.

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. The Company also seeks to provide liquidity by investing in MBSs. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Dollar Roll Repos is counterparty risk. The Company believes, however, that the counterparties to its Dollar Roll Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase such a security, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once such a security is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

     INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly, those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In conducting these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.4 million of bonds at September 30, 2003, which constituted approximately 0.05% of total invested assets. At December 31, 2002, defaulted investments totaled $5.7 million of bonds which constituted less than 0.3% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Dollar Roll Repo capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At September 30, 2003, approximately $1.66 billion of the Bond Portfolio had an aggregate unrealized gain of $75.6 million while approximately $522.5 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $20.8 million. In addition, the Company’s investment portfolio currently provides approximately $15.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Dollar Roll Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and reporting by Insurance Enterprises for Certain Non traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts.

     In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits and modify certain disclosures and financial statement presentations for this product. The Company continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $5 million after taxes, to be recorded in the first quarter of 2004, which is not material to the Company’s financial condition or liquidity.

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of September 30, 2003.

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

CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and the Principal Financial Officer have reviewed the effectiveness of its disclosure controls and procedures as of September 30, 2003 and have concluded that the disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting, that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibits are listed in the Exhibit Index beginning on page 35 herein.

REPORTS ON FORM 8-K

There were no current reports on Form 8-K filed during the three months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date:	November 13, 2003	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President and Director (Principal Financial Officer)

Date:	November 13, 2003	/s/ STEWART POLAKOV Stewart Polakov Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications
(32)	Section 1350 Certifications