Form 10-K
period 2003-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2004-03-30
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2003

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON March 26, 2004 WAS AS FOLLOWS:

Common Stock (par value $10,000 per share)	300 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     First SunAmerica Life Insurance Company (the “Company”) was incorporated under the laws of the State of New York on December 5,1978. The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement services and asset management.

     The Company maintains its principal offices at 733 Third Avenue, 4th Floor, New York, New York 10017, telephone (800) 996-9786. The Company has one employee; however, employees of AIGRS and other affiliates of the Company perform various services for the Company. AIGRs had approximately 1,800 employees at December 31, 2003, approximately 700 of whom perform services for the Company as well as for certain of its affiliates.

     The Company is a life insurance company principally engaged in the business of writing fixed and variable annuities for retirement savings. The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 48 million to 67 million from 1992 to 2002, making this age group the fastest-growing segment of the U.S. population. Between 1992 and 2002, annual industry premiums from fixed and variable annuities and fund deposits increased from $130.7 billion to $268.4 billion.

     Benefiting from continued strong growth of the retirement services market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its operations on the sale of annuities.

     Substantially all of the Company’s revenues are derived from the State of New York. Products are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One financial institution represented approximately 15.9% and one independent broker-dealer represented 15.3% of sales in the year ended December 31, 2003. One financial institution represented approximately 19.3% of sales in the year ended December 31, 2002. One financial institution represented approximately 35.7% of sales in the year ended December 31, 2001. No other independent selling organization was responsible for more than 10% of sales for any such periods.

     For the year ended December 31, 2003, the Company’s investment income and net realized investment losses and fee income by primary product line or service are as follows:

INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service
	(In thousands)
Fee income:
Variable annuity policy fees	$8,077	5.9%	Variable annuities
Universal life insurance fees, net of reinsurance	5,289	3.8	Fixed-rate universal life products
Surrender charges	1,744	1.3	Fixed and variable annuity products
Total fee income	15,110	11.0	Fixed-rate and variable annuity products
Investment income	119,730	87.2	Fixed-rate products and fixed options of variable annuities
Net realized investment gains	2,417	1.8	Fixed-rate products and fixed options of variable annuities

Total	$137,257	100.0%

ANNUITY OPERATIONS

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuities.

     The Company distributes its products through a vast network of financial institutions, independent broker-dealers and full-service securities firms as well as independent general insurance agents. In total, approximately 10,400 independent sales representatives are licensed to sell the Company’s annuity products in three states.

ANNUITY OPERATIONS – GENERAL ACCOUNT

     Approximately, $1.15 billion of the Company’s premiums were for fixed annuities in 2003 representing 88.3% of all deposits. The Company’s general account obligations are fixed-rate products, including fixed annuities as well as universal life contracts issued in prior years and fixed-rate options of its variable annuity contracts. The Company offers single-premium and flexible-premium deferred annuities that provide one, three, five, seven, or ten-year fixed interest rate guarantees. The Company also offers fixed-rate account options on its variable annuity contracts with similar guarantees. Although the Company’s annuity contracts remain in force an average of seven to ten years, a majority (approximately 85% at December 31, 2003) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company subject to 1.5% to 5.5% minimum rate guarantees, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 2003 was approximately $36,000.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the three years ended December 31, 2003 in the Company’s average yield on its portfolio of bonds, notes, and redeemable preferred stocks (the “Bond Portfolio”) and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2003	2002	2001
10-year U.S. Treasury bond rate:	4.01%	4.61%	5.02%
First SunAmerica Life Insurance Company:
Average yield on Bond Portfolio	5.77	6.98	7.01
Rate paid on average interest-bearing Liabilities	3.84	4.39	4.70

     The Company designs its fixed-rate annuity products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity and universal life obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s fixed annuity and universal life products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 79% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2003.

     Beginning in July 2002, the Company began marketing fixed annuities through an affiliated company, AIG Annuity Insurance Company. The Company’s fixed annuities sales increased significantly in 2003 and the latter half of 2002 due to the enhanced marketing and distribution efforts. The increase in sales growth in 2003 and the second half of 2002 principally reflects the sales of the Company’s three new products: Dime Bank Proprietary, AIG Future Freedom and AIG 5 SPDA, introduced in July 2002.

ANNUITY OPERATIONS - VARIABLE ANNUITIES – SEPARATE ACCOUNT

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

     The Company’s flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of several variable funds, 5 fixed account options and 2 dollar-cost averaging fixed account options for different time periods. Variable annuity product sales have increased in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. The increase in sales growth in 2003 reflects the sales of the Company’s new products; WM Diversfied Strategies III and Polaris II, introduced at the beginning of 2003 and late 2002, respectively. The increase in sales growth in 2002 is primarily due to the marketing of annuities through new distribution relationships. The increase in sales growth in 2001 is principally due to both new and enhanced relationships with New York based investment firms as well as the addition of four new funds offered by Polaris in December 2000.

     At December 31, 2003, total variable product liabilities were $739.5 million, of which $438.2 million were held in separate accounts and $301.3 million were the liabilities of the fixed-rate account options, which are held in the general accounts. The Company’s variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2003, 88% of the Company’s variable annuity liabilities held in the separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2003 was approximately $68,000.

INVESTMENT OPERATIONS

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by a subsidiary of AIG. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of December 31, 2003.

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

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the Securities and Exchange Commission and the Internal Revenue Service. Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC and on a federal level which, if passed, could have an impact on the business of the Company.

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers’

funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2002, net annuity premiums written among the top 100 companies ranged from approximately $73 million to approximately $21 billion annually. In 2002, the Company together with its affiliates was the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the quarter ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
RESULTS OF OPERATIONS
Fee income, net of reinsurance	$15,110	$17,133	$15,997	$19,979	$15,859
Investment income	119,730	97,327	100,952	119,729	125,681
Net realized investment gains (losses)	2,417	(10,025)	(19,266)	(20,779)	(11,178)

Total revenues	137,257	104,435	97,683	118,929	130,362

Interest expense	76,707	58,675	63,135	77,460	82,589
General and administrative expenses	6,036	8,112	4,341	4,945	5,505
Amortization of deferred acquisition costs	20,564	16,367	11,629	19,399	22,664
Annual commissions	1,038	771	724	619	450
Claims on universal life contracts, net of reinsurance recoveries	3,098	2,985	2,415	4,897	4,848
Guaranteed minimum death benefits	816	1,735	546	4	13

Total benefits and expenses	108,259	88,645	82,790	107,324	116,069

Pretax income before accounting change	28,998	15,790	14,893	11,605	14,293
Income tax expense	12,081	9,032	6,180	4,325	6,621

Income before cumulative effect of accounting change	16,917	6,758	8,713	7,280	7,672
Cumulative effect of accounting change, net of tax	—	—	(520)	—	—

NET INCOME	$16,917	$6,758	$8,193	$7,280	$7,672

In 2001, the Company adopted EITF 99-20, the effect of which was recorded as a cumulative effect of accounting change (See Note 2 of the accompanying financial statements).

The results of operations for 2003 and 2002 are affected by the profit sharing agreement with AIG SunAmerica Asset Management Corp. (See Notes 2 and 9 of the accompanying financial statements).

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
FINANCIAL POSITION
Investments and cash	$3,167,646	$1,707,804	$1,367,698	$1,486,247	$1,806,742
Variable annuity assets held in separate accounts	438,224	399,017	514,203	565,547	558,605
Deferred acquisition costs	177,926	104,459	100,182	124,451	137,637
Deferred income taxes	—	—	1,947	7,914	18,275
Other assets	30,686	28,106	14,573	30,214	34,253

TOTAL ASSETS	$3,814,482	$2,239,386	$1,998,603	$2,214,373	$2,555,512

Reserves for fixed annuity contracts	$2,490,145	$1,290,702	$1,024,830	$1,186,996	$1,523,641
Reserves for universal life insurance contracts	232,271	237,862	248,161	249,987	277,250
Variable annuity liabilities related to separate accounts	438,224	399,017	514,203	565,547	558,605
Other payables and accrued liabilities	262,422	68,373	17,830	24,215	34,776
Deferred income taxes	41,895	30,394	—	—	—
Shareholder’s equity	349,525	213,038	193,579	187,628	161,240

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,814,482	$2,239,386	$1,998,603	$2,214,373	$2,555,512

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three years ended December 31, 2003 (“2003”), 2002 (“2002”) and 2001 (“2001”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of fixed annuity products.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on the debt and equity securities available for sale amounted to $24.0 million at December 31, 2003. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $558.0 million at December 31, 2003 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: The Company amortizes deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company revises future DAC assumptions, referred to herein as a DAC unlocking, when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and /or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and increased when future EGPs are decreased.

     On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), whereby SAAMCO will pay its profits earned through servicing the Company’s variable annuity contracts to the Company (“SAAMCO Agreement”). SAAMCO is the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Pursuant to the SAAMCO Agreement, SAAMCO will pay to the Company variable annuity fee income earned from acting as the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. The SAAMCO Agreement was retroactive to January 1, 2002. Amounts paid or accrued to the Company under this agreement totaled $1.6 million in 2003 and $1.8 million in 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $16.9 million in 2003, compared with $6.8 million in 2002 and $8.2 million in 2001.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $0.5 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $29.0 million in 2003, compared with $15.8 million in 2002 and $14.9 million in 2001. The increase in 2003 compared to 2002 was primarily due to growth in average invested assets from the sales of annuity products, effective management of interest credited rates in response to the lower investment yields available in a declining interest rate environment, increased net realized investment gains, decreased general and administrative expenses, and decreased guaranteed minimum death benefits on variable annuities, partially offset by increased amortization of deferred acquisition costs and decreased fees on variable annuity and universal life contracts. The improvement in 2002 over 2001 primarily resulted from decreased net realized investment losses, increased variable annuity fees and increased net investment income partially offset by increased amortization of deferred acquisition costs, increased general and administrative expenses and increased guaranteed minimum death benefits on variable annuities.

     NET INVESTMENT SPREAD, a non-GAAP measure which represents investment income earned on invested assets less interest credited to fixed annuity contracts, is a key measurement used by the Company in evaluating the profitability of its fixed annuity business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investment pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity

Securities. In the calculation of average invested assets, the Company excludes cash collateral received from the securities lending program, which is offset by a securities lending payable in the same amount. As discussed in Notes 2 and 9 of Notes to Financial Statements, the Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to administer the program.

     An analysis of net investment spread and a reconciliation to net income is presented in the following table:

	Years ended December 31,
	2003	2002	2001
	(in thousands)

Investment income	$119,730	$97,327	$100,952
Interest credited to fixed annuity contracts	(65,631)	(47,186)	(51,320)
Interest credited to universal life insurance contracts	(11,076)	(11,489)	(11,815)

Net investment spread	43,023	38,652	37,817

Net realized investment gains (losses)	2,417	(10,025)	(19,266)
Fee income	15,110	17,133	15,997
General and administrative expenses, net of deferrals	(6,036)	(8,112)	(4,341)
Amortization of DAC	(20,564)	(16,367)	(11,629)
Annual commissions	(1,038)	(771)	(724)
Claims on universal life contracts, net of reinsurance recoveries	(3,098)	(2,985)	(2,415)
Guaranteed minimum death benefits	(816)	(1,735)	(546)
Income tax expense	(12,081)	(9,032)	(6,180)
Cumulative effect of accounting change, net of tax	—	—	(520)

Net income	$16,917	$6,758	$8,193

     Net investment spread totaled $43.0 million in 2003, $38.7 million in 2002 and $37.8 million in 2001. These amounts equal 2.04% on average invested assets (computed on a daily basis) of $2.11 billion in 2003, 2.68% on average invested assets of $1.44 billion in 2002 and 2.65% on average invested assets of $1.43 billion in 2001. The decrease in the net investment spread rate was primarily due to the investment of new deposits into invested assets with shorter durations than the Company’s fixed rate liabilities. The components of net investment spread were as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)

Net investment spread	$43,023	$38,652	$37,817
Average invested assets	2,112,881	1,443,812	1,427,447
Average interest-bearing liabilities	1,999,701	1,335,113	1,341,892

Yield on average invested assets	5.67%	6.74%	7.07%
Rate paid on average interest- bearing liabilities	3.84	4.39	4.70

Difference between yield and interest rate paid	1.83	2.35	2.37

Net investment spread as a percentage of average invested assets	2.04%	2.68%	2.65%

     Growth in average invested assets resulted primarily from increased sales in the latter half of 2002 and in 2003 relating to the marketing of fixed annuities through an affiliate, AIG Annuity. Contributing to the increased sales in 2002 was higher demand for guaranteed fixed-return products, as investors sought security in an uncertain market environment. Changes in average invested assets also reflect sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $1.29 billion in 2003, $400.0 million in 2002 and $76.9 million in 2001, and are primarily fixed annuity deposits. On an annualized basis, these deposits represent 84%, 31% and 5% respectively, of the related reserve balances at the beginning of the respective periods. The increase in Fixed Annuity Deposits in 2003 is due primarily to increased sales relating to the marketing of fixed annuities through AIG Annuity.

     Investment income (and the related yields on average invested assets) totaled $119.7 million (5.67%) in 2003, compared with $97.3 million (6.74%) in 2002 and $101.0 million (7.07%) in 2001. The decrease in the investment yield in 2003 compared to 2002 primarily reflects a lower prevailing interest rate environment. Investment income has been reduced by expenses incurred to manage the investment portfolio of $0.7 million in 2003, $0.6 million in 2002 and $1.2 million in 2001. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $76.7 million in 2003, $58.7 million in 2002 and $63.1 million in 2001. The average rate paid on all interest-bearing liabilities was 3.84% in 2003, compared with 4.39% in 2002 and 4.70% in 2001. Interest-bearing liabilities averaged $2.00 billion during 2003, $1.34 billion during 2002 and $1.34 billion during 2001. The decline in overall rates paid in 2003 compared to 2002 resulted primarily from the impact of a declining interest rate environment, as the Company issued new fixed annuities at rates substantially below the prior year average rates. The decline in overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the continued reduction of crediting rates on certain closed blocks of business.

     NET REALIZED INVESTMENT GAINS totaled $2.4 million in 2003 compared with net realized investment losses of $10.0 million in 2002 and $19.3 million in 2001 and include impairment writedowns of $3.1 million, $9.5 million and $17.3 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $5.5 million in 2003, compared with net realized losses from sales and redemptions of investments of $0.5 million in 2002 and $2.0 million in 2001.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $715.0 million in 2003, $370.9 million in 2002 and $427.5 million in 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.26%, 0.04% and 0.14% of average invested assets for 2003, 2002 and 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $3.1 million, $9.5 million and $17.3 million of provisions applied to bonds in 2003, 2002 and 2001, respectively. Impairment writedowns represent 0.15%, 0.66% and 1.21% of average invested assets for 2003, 2002 and 2001, respectively. For the five years ended December 31, 2003, impairment writedowns as a percentage of average invested assets have ranged from 0.15% to 1.23% and have averaged 0.74%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $0.8 million ($0.5 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying statement of income and comprehensive income for 2001.

     VARIABLE ANNUITY POLICY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $8.1 million in 2003, $9.0 million in 2002, and $8.0 million in 2001 and include fees related to the SAAMCO Agreement of $1.6 million and $1.8 million in 2003 and 2002, respectively. The decreased fees in 2003 as compared to 2002 and 2001 primarily reflects the unfavorable equity market conditions in 2002 and the early part of 2003, and the resulting unfavorable impact on market values of assets in the separate accounts. Excluding the impact of the SAAMCO Agreement, the decreased fees in 2002 reflected the unfavorable equity market conditions in 2002. Variable annuity fees represent 2.0%, 1.9%, and 1.6% of average variable annuity assets in 2003, 2002 and 2001, respectively. The increase in fees as a percentage of average variable assets in 2003 and 2002 is due primarily to the fees related to the SAAMCO Agreement. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have represented 1.6% of average variable annuity assets in all periods. Variable annuity assets averaged $410.1 million, $462.3 million and $517.1 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $25.5 million in 2003, $65.0 million in 2002 and $34.6 million in 2001. These amounts represent 6%, 13% and 6% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2002 reflected increased demand for a new product, FSA Advisor, initially marketed in January 2001. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts (see “Change in Average Invested Assets”) are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $142.6 million, $101.3 million and $90.5 million in 2003, 2002 and 2001, respectively. The increase in Variable Annuity Product Sales during 2003 reflect the sales of the Company’s new products, WM Diversfied Strategies III and Polaris II. Introduced at the beginning of 2003, WM Diversified Strategies III, product sales totaled $56.5 million in 2003. Polaris II product sales totaled $63.2 million 2003 with no sales occurring in 2002. The increase in Variable Annuity Product Sales during 2002 primarily reflects those of FSA Advisor, originally marketed in 2001. FSA Advisor product sales were approximately $51.3 million in 2002 as compared to $15.9 million in 2001.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities. (See “Regulation” in Item 1).

     UNIVERSAL LIFE INSURANCE FEES, NET OF REINSURANCE amounted to $5.3 million in 2003, $6.3 million in 2002 and $5.8 million in 2001 and are net of reinsurance premiums of $7.1 million, $6.1 million and $6.3 million, respectively . Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent 2.26%, 2.59% and 2.32% of average reserves for universal life insurance contracts in the respective periods. The decrease in fees in 2003 resulted primarily from increased reinsurance premiums ceded.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $1.7 million in 2003, $1.9 million in 2002 and $2.1 million in 2001. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. Withdrawal payments, which exclude claims and annuitization payments, totaled $185.9 million in 2003 compared with $212.9 million in 2002 and $257.3 million in 2001. These payments, when expressed as a percentage of average related reserves, represent 7.9%, 12.1% and 14.2% for 2003, 2002 and 2001, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $6.0 million in 2003, $8.1 million in 2002 and $4.3 million in 2001. General and administrative costs were unusually low in 2001 due to certain guaranty fund credits, which reduced overall expenses. Excluding the impact of this item, general and administrative expenses increased approximately 20% in 2002, representing the additional costs of selling and servicing a growing fixed annuity block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $20.6 million in 2003 compared with $16.4 million in 2002 and $11.6 million in 2001. The increase in amortization in 2003 was primarily related to the substantial increase in fixed annuity deposits, as well as the impact of increased net investment gains, partially offset by a DAC unlocking. The increase in amortization in 2002 was primarily related to the impact of decreased net investment losses.

     ANNUAL COMMISSIONS totaled $1.0 million in 2003, compared with $0.8 million in 2002 and $0.7 million in 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $3.1 million in 2003, compared to $3.0 million in 2002 and $2.4 million in 2001 (net of reinsurance recoveries of $3.6 million in 2003, $4.2 million in 2002 and $3.9 million in 2001).

     GUARANTEED MINIMUM DEATH BENEFITS on variable annuity contracts totaled $0.8 million in 2003 compared with $1.7 million in 2002 and $0.5 million in 2001. The decrease in 2003 in such benefits reflects the upturn in the equity markets in 2003. The increase in 2002 in such benefits reflects the downturn in the equity markets since 2000. Further downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature, which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the “GMDB”). The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. However, effective January 1, 2004, the Company will be required to record a liability for GMDBs (see Note 2 of notes to financial statements).

     INCOME TAX EXPENSE totaled $12.1 million in 2003, $9.0 million in 2002 and $6.2 million in 2001, representing effective tax rates of 42%, 57%, and 41%, respectively. The higher rate in 2002 was principally due to the impact of a deferred tax liability adjustment. See Note 8 of the accompanying financial statements for a reconciliation of income tax expense to the federal statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $349.5 million at December 31, 2003 from $213.0 million at December 31, 2002. The increase reflected a capital contribution of $115.0 million, net income of $16.9 million and other comprehensive income of $4.6 million.

     INVESTMENTS AND CASH at December 31, 2003 totaled $3.17 billion, compared with $1.71 billion at December 31, 2002. The Company’s invested assets are managed by a subsidiary of AIG. The following table summarizes the Company’s portfolio of bonds and notes (the “Bond Portfolio”) and other investments and cash at December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:
U.S. government securities	$18,054	0.6%	$3,208	0.2%
Mortgage-backed securities	634,640	20.0	471,065	27.6
Securities of public utilities	131,158	4.1	75,470	4.4
Corporate bonds and notes	1,248,590	39.4	638,266	37.4
Other debt securities	625,370	19.8	222,044	13.0

Total Bond Portfolio	2,657,812	83.9	1,410,053	82.6
Mortgage loans	215,521	6.8	193,035	11.3
Common stocks	295	0.0	1,140	0.1
Cash and short-term investments	104,011	3.3	37,955	2.2
Other	190,007	6.0	65,621	3.8

Total investments and cash	$3,167,646	100.0%	$1,707,804	100.0%

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

     THE BOND PORTFOLIO, which constituted 84% of the Company’s total investment portfolio at December 31, 2003, had an aggregate fair value that was $40.2 million greater than its amortized cost at December 31, 2003, compared with an aggregate fair value that was $35.0 million greater than its amortized cost at December 31, 2002. The increase in net unrealized gains on the Bond Portfolio during 2003 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2003.

     At December 31, 2003, the Bond Portfolio had an aggregate carrying value (i.e. fair value) of $2.66 billion and an aggregate amortized cost of $2.62 billion. At December 31, 2003, the Bond Portfolio included $2.40 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $261.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2003, approximately $2.50 billion of the Bond Portfolio was investment grade, including $652.7 million of U.S. government/agency securities and mortgage-backed securities (“MBS”).

     At December 31, 2003, the Bond Portfolio included $153.2 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 4.0% of the Company’s total assets and approximately 4.8% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At December 31, 2003, the Company’s non-investment-grade portfolio consisted of 57 issues with no single issuer representing more than 10% of the total non-investment grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 20% of these assets concentrated in telecommunications, 20% concentrated in cyclical consumer products and 14% concentrated in noncyclical consumer products. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of December 31, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/ Fitch			Fitch, by NAIC category			Total
								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/ Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	cost	value	cost	value	assets
AAA+ to A- (Aaa to A3) [AAA to A-]	$1,595,064	$1,617,255	1	$230,958	$236,883	$1,826,022	$1,854,138	58.53%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	523,511	534,331	2	113,987	116,177	637,498	650,508	20.54%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	63,169	61,490	3	16,313	16,812	79,482	78,302	2.47%
B+ to B- (B1 to B3) [B+ to B-]	16,999	17,497	4	7,993	8,042	24,992	25,539	0.81%
CCC+ to C (Caa to C) [CCC]	7,901	7,008	5	1,726	2,026	9,627	9,034	0.29%
CI to D [DD] {D}	—	—	6	40,026	40,291	40,026	40,291	1.27%

TOTAL RATED ISSUES	$2,206,644	$2,237,581		$411,003	$420,231	$2,617,647	$2,657,812

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $261.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $3.1 million in the 2003, $9.5 million in 2002 and $17.3 million in 2001.

     No impairment charge with respect to any one single credit was significant to the Company’s financial condition or results of operations and no individual impairment loss exceeded 10% of the Company’s net income for the year ended December 31, 2003.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At December 31, 2003, the Company’s Bond Portfolio had gross unrealized gains of $64.2 million and gross unrealized losses of $24.0 million. No single issuer accounted for more than 10% of unrealized losses.

     At December 31, 2003, the fair value of the Company’s Bond Portfolio aggregated $2.66 billion. Of this aggregate fair value, approximately 0.3% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At December 31, 2003, approximately $834.0 million, at amortized cost, of the Bond Portfolio had a fair value of $810.0 million resulting in an aggregate unrealized loss of $24.0 million. The gross unrealized losses in the bond portfolio included the following concentrations:

Gross
Concentration	Unrealized Losses
(in thousands)
Investment Grade:
Finance companies	$6,784
Non-corporate	6,472
Transportation	1,797
Utility	1,249
Consumer products	1,009
Not rated and Below Investment Grade:
Finance companies	3,134
Communications	754
Non-corporate	518
Consumer products	299
Utility	106

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2003, by contractual maturity, is shown below.

Amortized
Cost
(in thousands)
Due in one year or less	$29
Due after one year through five years	160,490
Due after five years through ten years	350,459
Due after ten years	322,980

Total	$833,958

     The aging of the Bond Portfolio in an unrealized loss position at December 31, 2003 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
(dollars in thousands)	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$761,049	$(16,271)	134	$—	$—	—	$—	$—	—	$761,049	$(16,271)	134
7-12	45,740	(1,412)	7	—	—	—	—	—	—	45,740	(1,412)	7
>12	—	—	—	5,000	(1,480)	1	—	—	—	5,000	(1,480)	1

Total	$806,789	$(17,683)	141	$5,000	$(1,480)	1	$—	$—	—	$811,789	$(19,163)	142

Below Investment Grade Bonds
0-6	$13,743	$(1,887)	7	$8,318	$(2,926)	5	$39	$(37)	3	$22,100	$(4,850)	15
7-12	—	—	—	—	—	—	—	—	—	—	—	—
>12	69	(13)	1	—	—	—	—	—	—	69	(13)	1

Total	$13,812	$(1,900)	8	$8,318	$(2,926)	5	$39	$(37)	3	$22,169	$(4,863)	16

Total Bonds
0-6	$774,792	$(18,158)	141	$8,318	$(2,926)	5	$39	$(37)	3	$783,149	$(21,121)	149
7-12	45,740	(1,412)	7	—	—	—	—	—	—	45,740	(1,412)	7
>12	69	(13)	1	5,000	(1,480)	1	—	—	—	5,069	(1,493)	2

Total	$820,601	$(19,583)	149	$13,318	$(4,406)	6	$39	$(37)	3	$833,958	$(24,026)	158

     In 2003, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $3.3 million. The aggregate fair value of securities sold was $140.8 million, which was approximately 98% of amortized cost. The average period of time that securities sold at a loss during 2003 were trading continuously at a price below amortized cost was approximately 10 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate carrying value of these securities at December 31, 2003 was approximately $509.8 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $70.5 million at December 31, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2003, Secured Loans consisted of $41.0 million of privately traded securities and $29.5 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 13 industries, with 26% of these assets concentrated in the electric industry, 21% concentrated in the food industry and 14% concentrated in each of financial institutions and transportation. No other industry concentration constituted more than 10% of these assets.

     While the trading market for the Company’s privately traded Secured Loans is more limited than for publicly traded issues, participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company’s Secured Loans are rated by S&P, Moody’s, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $215.5 million at December 31, 2003 and consisted of 81 commercial first mortgage loans with an average loan balance of approximately $2.7 million, collateralized by properties located in 26 states. Approximately 45% of this portfolio was office, 21% was multifamily residential, 13% was retail, 12% was industrial, and 9% was other types. At December 31, 2003, approximately 27% of this portfolio was secured by properties located in California, approximately 12% by properties located in Texas, approximately 10% by properties located in both Michigan and New York and no more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2003, four mortgage loans had an outstanding balance of $10.0 million or more, which collectively aggregated approximately 22% of this portfolio. At December 31, 2003, approximately 20% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2007. During 2003, 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 2003, approximately 20% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $35.3 million at December 31, 2003, compared to $36.1 million at December 31, 2002 and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $154.8 million at December 31, 2003, compared to $29.6 million at December 31, 2002, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 79% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at December 31, 2003.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At December 31, 2003, these assets had an aggregate fair value of $3.02 billion with an option-adjusted duration of 4.2 years. The Company’s fixed-rate liabilities include fixed annuity, fixed options of variable annuity and universal life insurance contracts. At December 31, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.82 billion with an option-adjusted duration of 4.9 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from their December 31, 2003 levels is a loss of approximately $3.2 million, representing the increase in fair value of its fixed rate liabilities that is not offset by an increase in fair value of its fixed rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. The trends experienced during the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2003	2002	2001
10-year U.S. Treasury bond rate:	4.01%	4.61%	5.02%
First SunAmerica Life Insurance Company:
Average yield on bond portfolio	5.77	6.98	7.01
Rate paid on average interest-bearing liabilities	3.84	4.39	4.70

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

     INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a non-accrual basis and to determine declines in value that may be other than temporary. In conducting these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to fair value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. Impairment losses on securitized assets are recognized if the fair value of the security is less than its book value, and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent(prior) estimation date.

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.2 million of bonds at December 31, 2003, and constituted less than 0.1% of total invested assets. At December 31, 2002, defaulted investments totaled $5.7 million of bonds and constituted less than 0.3% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Dollar Roll Repo capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At December 31, 2003, approximately $1.85 billion of the Bond Portfolio had an aggregate unrealized gain of $64.2 million while approximately $809.9 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $24.0 million. In addition, the Company’s investment portfolio currently provides approximately $26.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

GUARANTEES AND OTHER COMMITMENTS: At December 31, 2003, the Company has future obligations to purchase approximately $9.0 million of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $4.0 million in 2004 and $5.0 million in 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2001, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. The Company’s beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its statement of income and comprehensive income for 2001 a cumulative effect of an accounting change adjustment loss of $520,000 ($800,000 before tax).

     In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non traditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). FASB did not object to the issuance of SOP 03-1. This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts.

     In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits and modify certain disclosures and financial statement presentations for this product. The Company’s estimate of the liability, including the impact of DAC, will result in a one-time cumulative accounting charge upon adoption of approximately $2 million ($4 million pre-tax) to be recorded in the first quarter of 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 to 24 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

     The Company’s disclosure and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

     Information called for by Items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     As an indirect wholly-owned subsidiary of AIG, oversight functions regarding our independent accountants, PricewaterhouseCoopers LLP, are included in the duties of AIG’s Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including the Company.

     In accordance with the SEC’s definitions and rules, audit fees of $229,000 and $84,000 were paid to PricewaterhouseCoopers LLP for professional services for the audits of our financial statements included in Form 10-K, review of financial statements included in Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements for 2003 and 2002, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

     Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit
No	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. (“SAI”), Anchor National Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI’s 1998 Annual Report on Form 10-K, filed December 21, 1998.

3(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation are incorporated herein by reference to Exhibit 3(a) of the Company’s 1997 Annual Report on Form 10-K, filed September 22, 1997.

3(b)	Certificate of Amendment of the Amended and Restated Charter, dated May 30, 2003, filed with the State of New York Department of Insurance, effective as of June 13, 2003, is incorporated herein by reference to Exhibit 3(a) to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2003, filed August 14, 2003.

3(c)	Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company’s annual report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.

3(d)	Bylaws, as amended May 9, 2003, are incorporated herein by reference to Exhibit 3(b) to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2003, filed August 14, 2003.

4(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation, filed with the State of New York, Insurance Department, effective as of October 31, 1997. See Exhibit 3(a).

4(b)	Certificate of Amendment of the Amended and Restated Charter, dated May 30, 2003, filed with the State of New York Department of Insurance, effective as of June 13, 2003. See Exhibit 3(b).

4(c)	Bylaws, as amended May 9, 2003. See Exhibit 3(d).

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

By /s/ N. SCOTT GILLIS

N. Scott Gillis
Senior Vice President,
Chief Financial Officer
and Director

March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature		Title	Date
/s/	JAY S. WINTROB	Chief Executive Officer	March 29, 2004
and Director (Principal
	Jay S. Wintrob	Executive Officer)

/s/	N. SCOTT GILLIS	Senior Vice President,	March 29, 2004
Chief Financial Officer
	N. Scott Gillis	and Director (Principal Financial Officer)

/s/	STEWART POLAKOV	Senior Vice President and	March 29, 2004
Controller (Principal
	Stewart Polakov	Accounting Officer)

/s/	JAMES R. BELARDI	Senior Vice President	March 29, 2004
and Director
James R. Belardi

/s/	MARC H. GAMSIN	Senior Vice President	March 29, 2004
and Director
Marc H. Gamsin

/s/	JANA W. GREER	President and Director	March 29, 2004

Jana W. Greer

/s/	DAVID L. HERZOG	Director	March 29, 2004

David L. Herzog

/s/	ERNEST T. PATRIKIS	Director	March 29, 2004

Ernest T. Patrikis

/s/	M. BERNARD AIDINOFF	Director	March 29, 2004

M. Bernard Aidinoff

/s/	EDWIN R. RAQUEL	Senior Vice President	March 29, 2004
and Chief Actuary
Edwin R. Raquel

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

Page
Number(s)
Report of Independent Auditors	F-2

Balance Sheet - December 31, 2003 and December 31, 2002	F-3

Statement of Income and Comprehensive Income - Years Ended December 31, 2003, December 31, 2002, and December 31, 2001	F-4 to F-5

Statement of Cash Flows - Years Ended December 31, 2003, December 31, 2002, and December 31, 2001	F-6 to F-7

Notes to Financial Statements	F-8 to F-22

Report of Independent Auditors

To the Board of Directors and Shareholder of
First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of First SunAmerica Life Insurance Company, an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Los Angeles, California
March 29, 2004

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET

	December 31,
	2003	2002
	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$104,011	$37,955
Bonds, notes and redeemable preferred stocks available for sale, at market value (amortized cost: December 31, 2003, $2,617,647; December 31, 2002, $1,375,026)	2,657,812	1,410,053
Mortgage loans	215,521	193,035
Policy loans	35,251	36,052
Common stocks available for sale, at market value (cost: December 31, 2003, $291; December 31, 2002, $1,629)	295	1,140
Securities lending collateral	154,756	29,569

Total investments and cash	3,167,646	1,707,804

Variable annuity assets held in separate accounts	438,224	399,017
Accrued investment income	27,577	15,849
Deferred acquisition costs	177,926	104,459
Income taxes currently receivable from Parent	1,360	9,831
Receivable from brokers	—	1,025
Other assets	1,749	1,401

TOTAL ASSETS	$3,814,482	$2,239,386

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,490,145	$1,290,702
Reserves for universal life insurance contracts	232,271	237,862
Securities lending payable	154,756	29,569
Payable to brokers	40,852	—
Other liabilities	66,814	38,804

Total reserves, payables and accrued liabilities	2,984,838	1,596,937

Variable annuity liabilities related to separate accounts	438,224	399,017

Deferred income taxes	41,895	30,394

Total liabilities	3,464,957	2,026,348

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,428	144,428
Retained earnings	68,657	51,740
Accumulated other comprehensive income	18,440	13,870

Total shareholder’s equity	349,525	213,038

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,814,482	$2,239,386

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
REVENUES

Fee income:
Variable annuity policy fees	$8,077	$9,003	$8,041
Universal life insurance policy fees, net of reinsurance	5,289	6,276	5,815
Surrender charges	1,744	1,854	2,141

Total fee income	15,110	17,133	15,997

Investment income	119,730	97,327	100,952
Net realized investment gains (losses)	2,417	(10,025)	(19,266)

Total revenues	137,257	104,435	97,683

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts	65,631	47,186	51,320
Universal life insurance contracts	11,076	11,489	11,815

Total interest expense	76,707	58,675	63,135

General and administrative expenses	6,036	8,112	4,341
Amortization of deferred acquisition costs	20,564	16,367	11,629
Annual commissions	1,038	771	724
Claims on universal life contracts, net of reinsurance recoveries	3,098	2,985	2,415
Guaranteed minimum death benefits	816	1,735	546

Total benefits and expenses	108,259	88,645	82,790

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	28,998	15,790	14,893

Income tax expense	12,081	9,032	6,180

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,917	6,758	8,713

Cumulative effect of accounting change, net of tax	—	—	(520)

NET INCOME	$16,917	$6,758	$8,193

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

OTHER COMPREHENSIVE INCOME, NET OF TAX

Net unrealized gains on fixed maturity and equity securities available for sale identified in the current period less amortization of deferred acquisition costs	$8,750	$16,123	$7,185

Less reclassification adjustment for net realized (gains) losses included in net income	(1,719)	3,417	9,212

Income tax expense	(2,461)	(6,839)	(5,739)

OTHER COMPREHENSIVE INCOME	4,570	12,701	10,658

COMPREHENSIVE INCOME	$21,487	$19,459	$18,851

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,917	$6,758	$8,193
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	520
Interest credited to:
Fixed annuity contracts	65,631	47,186	51,320
Universal life insurance contracts	11,076	11,489	11,815
Net realized investment (gains) losses	(2,417)	10,025	19,266
Amortization of discount on securities	(2,493)	(1,241)	(2,999)
Amortization of deferred acquisition costs	20,564	16,367	11,629
Acquisition costs deferred	(92,631)	(30,345)	(8,160)
Provision for deferred income taxes	9,040	25,503	507
Change in:
Accrued investment income	(11,728)	(3,537)	2,497
Income taxes currently (receivable from)/payable to Parent	8,471	(13,550)	11,786
Other liabilities	17,209	(5,609)	(10,103)
Other, net	3,574	510	1,100

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,213	63,556	97,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds and notes	(1,883,889)	(604,280)	(266,757)
Mortgage loans	(53,070)	(45,944)	(31,540)
Common stocks	—	(845)	(58)
Other investments, excluding short-term investments	(771)	(417)	(229)
Sales of:
Bonds and notes	403,973	219,856	246,769
Other investments, excluding short-term investments	1,522	49	42
Redemptions and maturities of:
Bonds and notes	283,637	121,907	149,150
Mortgage loans	30,846	25,833	26,813
Other investments, excluding short-term investments	1,572	1,709	2,767

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(1,216,180)	$(282,132)	$126,957

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$1,280,979	$390,318	$66,463
Universal life insurance contracts	9,436	9,712	10,466
Net exchanges from (to) the fixed accounts of variable annuity contracts	(2,712)	23,542	(33,539)
Withdrawal payments on:
Fixed annuity contracts	(114,000)	(137,007)	(207,166)
Universal life insurance contracts	(7,522)	(10,740)	(11,565)
Claims and annuity payments on:
Fixed annuity contracts	(29,888)	(28,271)	(30,242)
Universal life insurance contracts	(12,270)	(20,005)	(17,567)
Capital contributions received from Parent	115,000	—	—
Dividend paid to Parent	—	—	(12,900)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,239,023	227,549	(236,050)

NET INCREASE (DECREASE) IN CASH AND SHORT- TERM INVESTMENTS	66,056	8,973	(11,722)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	37,955	28,982	40,704

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$104,011	$37,955	$28,982

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	—	—	—

Net income taxes refunded by Parent	$(5,430)	$(2,922)	$(6,113)

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

First SunAmerica Life Insurance Company (the “Company”) is a New York-domiciled life insurance company principally engaged in the business of writing fixed and variable annuities for retirement savings in the State of New York. The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (“the Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”)(formerly AIG SunAmerica Inc.), a subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and retirement services and asset management.

Substantially all of the Company’s revenues are derived from the State of New York. Products are marketed through financial institutions, affiliated and independent broker-dealers and full-service securities firms. One financial institution represented approximately 15.9% and one independent broker-dealer represented 15.3% of sales in the year ended December 31, 2003. One financial institution represented approximately 19.3% of sales in the year ended December 31, 2002. One financial institution represented approximately 35.7% of sales in the year ended December 31, 2001. No other independent selling organization was responsible for more than 10% of sales for any such periods.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income and comprehensive income, as they are recorded directly to policyholder liabilities upon receipt.

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

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes and redeemable preferred stocks are reduced to estimated net fair value when declines in value are considered to be other than temporary. Estimates of net fair value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances.

Securities lending collateral consist of securities provided as collateral with respect to the Company’s securities lending program. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral, net of interest paid on the securities lending agreements and the related management fees paid to administer the program, is recorded as investment income in the statement of income and comprehensive income.

Realized gains and losses on the sale of investments are recognized in income at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

The Company regularly reviews its investments for possible impairment based on criteria including economic conditions, market prices, past experience and other issuer-specific developments among other factors. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in accumulated other comprehensive income. If it is believed that the decline is “other than temporary”, the Company writes down the carrying value of the investment and records a realized loss in the statement of income and comprehensive income.

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits (“EGPs”) to be realized over the estimated lives of the annuity contracts. EGPs are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, guarantee costs, surrender charges and direct administrative expenses. DAC consists of commissions and other costs that vary with, and are primarily

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

related to, the production or acquisition of new business. The Company capitalized DAC of $92,631,000, $30,345,000 and $8,160,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

As fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on fixed maturity and equity securities available for sale which is a component of accumulated other comprehensive income and is credited or charged directly to shareholder’s equity. DAC has been decreased by $11,800,000 and $13,200,000 at December 31, 2003 and 2002, respectively, for this adjustment.

AMORTIZATION OF DEFERRED ACQUISITION COSTS: DAC is amortized based on a percentage of EGPs over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees, and the level of expenses necessary to maintain the policies. The Company revises future DAC assumptions, referred to herein as a DAC unlocking, when estimates of future gross profits to be realized on its annuity policies are revised. At December 31, 2003, DAC amortization was adjusted for a DAC unlocking that resulted in a reduction of $2.0 million. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and /or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and increased when future EGPs are decreased.

The Company reviews the carrying value of DAC on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned and credited rates, persistency and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to expense.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in variable annuity fees in the statement of income and comprehensive income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS: In January 2001, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. The Company’s beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its statement of income and comprehensive income for 2001 a cumulative effect of an accounting change adjustment loss of $520,000 ($800,000 before tax).

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and reporting by Insurance Enterprises for Certain Non traditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). FASB did not object to the issuance of SOP 03-1. This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts.

In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits and modify certain disclosures and financial statement presentations for this product. The Company’s estimate of the liability, including the impact of DAC, will result in a one-time cumulative accounting charge upon adoption of approximately $2 million ($4 million pre-tax) to be recorded in the first quarter of 2004.

3.	INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
AT DECEMBER 31, 2003:
Securities of the United States government	$17,671	$18,054
Mortgage-backed securities	619,800	634,640
Securities of public utilities	126,229	131,158
Corporate bonds and notes	1,226,035	1,248,590
Other debt securities	627,912	625,370

Total	$2,617,647	$2,657,812

AT DECEMBER 31, 2002:
Securities of the United States government	$3,074	$3,208
Mortgage-backed securities	442,675	471,065
Securities of public utilities	74,205	75,470
Corporate bonds and notes	619,304	638,266
Other debt securities	235,768	222,044

Total	$1,375,026	$1,410,053

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2003, follow:

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$35,767	$36,178
Due after one year through five years	764,378	784,755
Due after five years through ten years	888,517	892,038
Due after ten years	309,185	310,201
Mortgage-backed securities	619,800	634,640

Total	$2,617,647	$2,657,812

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
	(in thousands)
AT DECEMBER 31, 2003:
Securities of the United States government	$383	$—
Mortgage-backed securities	20,483	(5,643)
Securities of public utilities	5,258	(329)
Corporate bonds and notes	30,773	(8,217)
Other debt securities	7,294	(9,837)

Total	$64,191	$(24,026)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
	(in thousands)
AT DECEMBER 31, 2002:
Securities of the United States government	$133	$—
Mortgage-backed securities	28,484	(94)
Securities of public utilities	2,632	(1,366)
Corporate bonds and notes	30,261	(11,299)
Other debt securities	1,421	(15,145)

Total	$62,931	$(27,904)

Gross unrealized gains on equity securities aggregated $9,000 and $22,000 at December 31, 2003 and 2002, respectively. Gross unrealized losses on equity securities aggregated $5,000 and $511,000 at December 31, 2003 and 2002, respectively.

The following table summarizes the Company’s gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Less than 12 months			12 Months or More			Total
(dollars in thousands)		Unrealized			Unrealized			Unrealized
December 31, 2003	Fair Value	Losses	Items	Fair Value	Losses	Items	Fair Value	Losses	Items
Mortgaged-backed securities	$183,577	$(5,643)	37	$—	$—	—	$183,577	$(5,643)	37
Securities of public utilities	15,013	(329)	6	—	—	—	15,013	(329)	6
Corporate bonds and notes	388,358	(8,204)	69	56	(13)	1	388,414	(8,217)	70
Other debt securities	219,407	(8,357)	44	3,521	(1,480)	1	222,928	(9,837)	45

Total - debt securities	806,355	(22,533)	156	3,577	(1,493)	2	809,932	(24,026)	158
Equity securities	291	(5)	2	—	—	—	291	(5)	2

Total	$806,646	$(22,538)	158	$3,577	$(1,493)	2	$810,223	$(24,031)	160

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

Gross realized investment gains and losses on the sales of investments are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Realized gains	$8,954	$8,522	$8,220
Realized losses	(3,311)	(8,677)	(10,222)
COMMON STOCKS:
Realized gains	202	—	42
Realized losses	(20)	(38)	—

The sources and related amounts of investment income are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Short-term investments	$848	$1,441	$1,661
Bonds and notes and redeemable preferred stocks	103,197	80,518	83,449
Mortgage loans	13,552	13,000	14,068
Policy loans	2,819	2,160	—
Other invested assets	55	788	3,022

Gross investment income	120,471	97,907	102,200
Less: investment expenses	(741)	(580)	(1,248)

Total investment income	$119,730	$97,327	$100,952

The Company had no investments in any one entity or its affiliates exceeding 10% of the Company’s shareholder’s equity at December 31, 2003. Investment income was attributable to the following products:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Fixed annuities	$91,169	$65,606	$70,006
Variable annuities	14,564	14,062	12,082
Universal life insurance	13,997	17,659	18,864

	$119,730	$97,327	$100,952

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

At December 31, 2003, bonds and notes included $153,165,000 of bonds and notes not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 11 industries with 20% concentrated in telecommunications, 20% concentrated in cyclical consumer products and 14% concentrated in non-cyclical consumer products. No other industry concentration constituted more than 10% of these assets.

At December 31, 2003, mortgage loans were collateralized by properties located in 26 states, with loans totaling approximately 27% of the aggregate carrying value of the portfolio secured by properties located in California, approximately 12% by properties located in Texas and approximately 10% by properties located in both Michigan and New York. No more than 10% of the portfolio was secured by properties located in any other single state.

At December 31, 2003, the carrying value, which approximates its estimated fair value, of all investments in default as to the payment of principal or interest totaled $222,000.

At December 31, 2003, $594,000 of bonds, at amortized cost, was on deposit with regulatory authorities in accordance with statutory requirements.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The disclosures do not address the value of the Company’s recognized and unrecognized non-financial assets (including its other invested assets) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. For securities which do not have readily determinable market prices, the fair value is estimated with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible is used to estimate the fair value of those securities.

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

The estimated fair values of the Company’s financial instruments at December 31, 2003 and December 31, 2002, compared with their respective carrying values, are as follows:

	Carrying	Fair
	Value	Value
	(in thousands)
DECEMBER 31, 2003:
ASSETS:
Cash and short-term investments	$104,011	$104,011
Bonds and notes and redeemable preferred stocks	2,657,812	2,657,812
Mortgage loans	215,521	230,022
Policy loans	35,251	35,251
Common stock	295	295
Securities lending collateral	154,756	154,756
Variable annuity assets held in separate accounts	438,224	438,224
LIABILITIES:
Reserves for fixed annuity contracts	$2,490,145	$2,419,705
Securities lending payable	154,756	154,756
Variable annuity liabilities related to separate accounts	438,224	438,224

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying	Fair
	Value	Value
	(in thousands)
DECEMBER 31, 2002:
ASSETS:
Cash and short-term investments	$37,955	$37,955
Bonds and notes and redeemable preferred stocks	1,410,053	1,410,053
Mortgage loans	193,035	213,212
Policy loans	36,052	36,052
Common stock	1,140	1,140
Securities lending collateral	29,569	29,569
Variable annuity assets held in separate accounts	399,017	399,017
LIABILITIES:
Reserves for fixed annuity contracts	$1,290,702	$1,255,463
Securities lending payable	29,569	29,569
Variable annuity liabilities related to separate accounts	399,017	399,017

5.	REINSURANCE

The universal life contracts are subject to existing reinsurance ceded agreements. In order to limit the exposure to loss on any single insured, the Company entered into a reinsurance treaty effective January 1, 2000 under which the Company retains no more than $100,000 of risk on any one insured life. Total reserve credits of $1,200,000 and $1,141,000 were taken against the life insurance reserves at December 31, 2003 and 2002, respectively.

Reinsurance premiums of $7.1 million, $6.1 million and $6.3 million were netted against universal life insurance policy fees in 2003, 2002 and 2001, respectively. Reinsurance recoveries were $3.6 million, $4.2 million and $3.9 million in 2003, 2002 and 2001, respectively and were offset against claims on universal life contracts.

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

6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

6.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company’s current financial strength rating from Moody’s is based in part on a support agreement between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholders’ surplus of not less than $1 million or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligation of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength-rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

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

At December 31, 2003, the Company was obligated to purchase approximately $9,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $4,000,000 in 2004 and $5,000,000 in 2007.

The Company guarantees a minimum level of death benefits for the majority of the Company’s separate account contracts. If assets in these separate accounts are insufficient to fund minimum policy benefits, the Company is obligated to pay the difference.

7.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At December 31, 2003 and December 31, 2002, 300 shares were outstanding.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

7.	SHAREHOLDER’S EQUITY (continued)

Changes in shareholder’s equity are as follows:

	Years ended December 31,
	2003	2002	2001
		(in thousands)

ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$144,428	$144,428	$144,428
Capital contributions by Parent	115,000	—	—

Ending balances	$259,428	$144,428	$144,428

RETAINED EARNINGS:
Beginning balances	$51,740	$44,982	$49,689
Net income	16,917	6,758	8,193
Dividends paid to Parent	—	—	(12,900)

Ending balances	$68,657	$51,740	$44,982

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balances	$13,870	$1,169	$(9,489)
Change in net unrealized gains (losses) on debt securities available for sale	5,138	29,401	37,497
Change in net unrealized gains (losses) on equity securities available for sale	493	(161)	(300)
Change in adjustment to deferred Acquisition costs	1,400	(9,700)	(20,800)
Tax effects of net changes	(2,461)	(6,839)	(5,739)

Ending balances	$18,440	$13,870	$1,169

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income are as follows:

	December 31,	December 31,
	2003	2002
	(in thousands)

Gross unrealized gains	$64,200	$62,953
Gross unrealized losses	(24,031)	(28,415)
Adjustment to DAC	(11,800)	(13,200)
Deferred income taxes	(9,929)	(7,468)

Accumulated other comprehensive income	$18,440	$13,870

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

7.	SHAREHOLDER’S EQUITY (Continued)

On September 30, 2003 and December 31, 2003, the Company received cash capital contributions from the Parent of $40,000,000 and $75,000,000, respectively.

Dividends that the Company may pay to its shareholder in any year without prior approval of the New York Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to stockholders by a life insurance company domiciled in the State of New York without obtaining the prior approval of the Superintendent of Insurance is limited to the lesser of the Company’s net gain from operations of the preceding year’s statutory annual statement or 10% of preceding year’s statutory surplus. Currently, no dividends can be paid to stockholders during 2004 without prior approval of the New York Superintendent of Insurance.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net loss for the years ended December 31, 2003 and December 31, 2002 were approximately $28,065,000 and $1,416,000, and the net income for the year ended December 31, 2001 was approximately $4,525,000, respectively. The Company’s statutory capital and surplus totaled approximately $213,084,000 at December 31, 2003 and $123,141,000 at December 31, 2002.

8.	INCOME TAXES

The components of the provisions for federal income taxes on pretax income consist of the following:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Current	$3,041	$(16,471)	$5,673
Deferred	9,040	25,503	507

Total income tax expense	$12,081	$9,032	$6,180

Income taxes computed at the United States federal income tax rate of 35% and income tax expenses reflected in the statement of income and comprehensive income differ as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Amount computed at statutory rate	$10,149	$5,527	$5,213
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	1,447	2,103	795
Dividends received deduction	(315)	(144)	(509)
Other, net	800	1,546	681

Total income tax Expense	$12,081	$9,032	$6,180

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

8.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the (receivable) liability for deferred income taxes are as follows:

	Years Ended December 31,
	2003	2002
	(in thousands)
DEFERRED TAX LIABILITIES:
Investments	$2,637	$4,899
Deferred acquisition costs	52,448	31,106
Other liabilities	3,383	4,026
Net unrealized gains on debt and equity securities available for sale	9,931	7,468

Total deferred tax liabilities	68,399	47,499

DEFERRED TAX ASSETS:
Contractholder reserves	(14,994)	(9,790)
Other assets	(11,510)	(7,315)

Total deferred tax assets	(26,504)	(17,105)

Deferred income taxes	$41,895	$30,394

In the Company’s opinion, the deferred taxes will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income to realize the tax benefits.

9.	RELATED-PARTY MATTERS

The Company’s products may be sold by nine affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra Securities Corp.; Spelman & Co. Inc.; Royal Alliance Associates, Inc.; VALIC Financial Advisors; VALIC Financial Advisors, Inc.; and American General Equity Services Corporation. Commissions paid to these broker-dealers totaled $1,063,000 in the year ended December 31, 2003, $1,143,000 in the year ended December 31, 2002 and $1,332,000 in the year ended December 31, 2001. These affiliated broker-dealers represent a sequentially less significant portion of the Company’s business, amounting to 1.4%, 4.8% and 17.4% of premiums for each of the respective periods.

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and from certain AIG affiliates. Amounts paid for such services totaled $5,250,000 for the year ended December 31, 2003, $8,399,000 for the year ended December 31, 2002 and $6,469,000 for the year ended December 31, 2001. The component of such costs that relate to the production or acquisition of new business during these periods amounted to $3,305,000 and $1,930,000, in 2002 and 2001 respectively, and is deferred and amortized as part of DAC. No such deferral occurred in 2003. The other components of these costs are included in general and administrative expenses in the statement of income and comprehensive income.

The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $0.7 million, $0.6 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

9.	RELATED-PARTY MATTERS (Continued)

The Company’s fixed annuities are administered by AIG Annuity Insurance Company, an affiliate of the Company. Costs charged to the Company to administer these policies were approximately $841,000 in 2003 and $107,000 in 2002. Additionally, costs charged to the Company for marketing such policies amounted to $4,010,000 in 2003 and $1,021,000 in 2002 and are deferred and amortized as part of Deferred Acquisition Costs. Effective November 2002, the responsibility for administration of the remaining block of fixed annuities was assumed by AIG Annuity Insurance Company, who the Company reimburses for their cost of administration. The Company believes these costs are less than the Company would have incurred to administer these policies internally.

On December 9, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), a registered investment advisor and affiliate of the Company, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Variable annuity fees of $1,620,000 and $1,777,000 were included in the statement of income and comprehensive income relating to the SAAMCO Agreement for the years ended December 31, 2003 and 2002, respectively. Of this amount, $1,476,000 and $1,639,000 has been paid to the Company in 2003 and 2002 and $144,000 and $138,000 remains a receivable from SAAMCO at December 31, 2003 and 2002, respectively.

The Company paid $106,000 and $7,000 of management fees to an affiliate of the Company to administer its securities lending program (see Note 2) for the year ended December 31, 2003 and 2002, respectively.