Form 10-Q
period 2004-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2004-05-14
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File No. 33-5014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 IRS Employer Identification No.

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MAY 14, 2004 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information
Balance Sheet (Unaudited) - March 31, 2004 and December 31, 2003	2
Statement of Income and Comprehensive Income (Unaudited)- Three Months Ended March 31, 2004 and 2003	3-4
Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2004 and 2003	5-6
Notes to Financial Statements (Unaudited)	7-10
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-25
Quantitative and Qualitative Disclosures About Market Risk	26
Disclosure Controls & Procedures	26
Part II — Other Information	27-28
Exhibits and Reports on Form 8-K	29

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2004	2003

	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$36,835	$104,011
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2004, $2,805,642; December 31, 2003, $2,617,647)	2,900,146	2,657,812
Mortgage loans	217,544	215,521
Policy loans	34,415	35,251
Common stocks available for sale, at fair value (cost: March 31, 2004, $188; December 31, 2003, $291)	198	295
Securities lending collateral	354,201	154,756

Total investments and cash	3,543,339	3,167,646

Variable annuity assets held in separate accounts	449,487	438,224
Accrued investment income	29,196	27,577
Deferred acquisition costs	154,125	162,947
Income taxes currently receivable from Parent	—	1,360
Other assets	20,679	16,728

TOTAL ASSETS	$4,196,826	$3,814,482

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,679,964	$2,490,145
Reserves for universal life insurance contracts	229,791	232,271
Income tax currently payable to Parent	2,330	—
Securities lending payable	354,201	154,756
Payable to brokers	19,962	40,852
Other liabilities	22,495	66,814

Total reserves, payables and accrued liabilities	3,308,743	2,984,838

Variable annuity liabilities related to separate accounts	449,487	438,224
Deferred income taxes	60,218	41,895

Total liabilities	3,818,448	3,464,957

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,428	259,428
Retained earnings	69,856	68,657
Accumulated other comprehensive income	46,094	18,440

Total shareholder’s equity	378,378	349,525

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,196,826	$3,814,482

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

	(in thousands)
REVENUES
Fee income:
Variable annuity fees	$2,197	$1,890
Universal life insurance policy fees, net of reinsurance	1,526	1,385
Surrender charges	549	481

Total fee income	4,272	3,756

Investment income	40,002	24,886
Net realized investment gains (losses)	(1,157)	1,155

Total revenues	43,117	29,797

BENEFITS AND EXPENSES
Interest expense:
Interest credited to fixed annuity contracts	21,671	13,520
Interest credited to universal life insurance contracts	2,703	2,742

Total interest expense	24,374	16,262

General and administrative expenses	3,025	2,472
Amortization of deferred acquisition costs	7,978	5,250
Annual commissions	494	182
Claims on universal life contracts, net of reinsurance recoveries	1,290	1,276
Guaranteed minimum death benefits	483	215

Total benefits and expenses	37,644	25,657

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,473	4,140

Income tax expense	2,260	1,686

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,213	2,454

Cumulative effect of accounting change, net of tax	(2,014)	—

NET INCOME	$1,199	$2,454

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

	(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gains on fixed maturity and equity securities available for sale identified in the current period less amortization of deferred acquisition costs	$41,698	$2,606

Less reclassification adjustment for net realized (gains) losses included in net income	847	(582)

Income tax expense	(14,891)	(709)

OTHER COMPREHENSIVE INCOME	27,654	1,315

COMPREHENSIVE INCOME	$28,853	$3,769

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,199	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,014	—
Interest credited to:
Fixed annuity contracts	21,671	13,520
Universal life insurance contracts	2,703	2,742
Net realized investment (gains) losses	1,157	(1,155)
Accretion of net discounts on investments	1,558	508
Amortization of deferred acquisition costs	7,978	5,250
Acquisition costs deferred	(13,767)	(10,558)
Provision for deferred income taxes	4,517	3,714
Change in:
Accrued investment income	(1,619)	49
Income taxes currently (receivable from) payable to Parent	3,690	(2,028)
Other liabilities	(10,859)	(1,551)
Other, net	(686)	(768)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,556	12,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(450,974)	(212,422)
Mortgage loans	(6,394)	(7,454)
Other investments, excluding short-term investments	(13)	(3)
Sales of:
Bonds, notes and redeemable preferred stocks	183,211	104,288
Other investments, excluding short-term investments	102	—
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	56,116	38,738
Mortgage loans	4,419	3,167
Other investments, excluding short-term investments	849	763

NET CASH USED IN INVESTING ACTIVITIES	$(212,684)	$(72,923)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$183,002	$138,770
Universal life insurance contracts	1,818	7,489
Net exchanges to (from) the fixed accounts of variable annuity contracts	(5,713)	3,712
Withdrawal payments on:
Fixed annuity contracts	(37,832)	(32,409)
Universal life insurance contracts	(2,398)	(2,678)
Claims and annuity payments on:
Fixed annuity contracts	(9,073)	(6,590)
Universal life insurance contracts	(3,852)	(4,603)

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,952	103,691

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	(67,176)	42,945
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	104,011	37,955

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$36,835	$80,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$682	$130

Net income taxes paid by Parent	$355	$—

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003, the results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuities and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of sales inducements. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $2,014,000 ($3,098,000 pre-tax) to reflect the liability and the related impact of deferred acquisition costs (“DAC”) as of January 1, 2004.

The Company issues variable annuities for which the investment risk is generally borne by the contract holder in all, but the fixed-rate account options. For many of the Company’s variable annuities, the Company contractually guarantees to the contract holder either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in two minor instances, no minimum returns), or (b) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary. These guarantees are payable in the event of death and are referred to as guaranteed minimum death benefits (“GMDB”).

The assets supporting the variable portion of variable annuities are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, and other services are included in variable annuity fees and changes in liabilities for minimum guarantees are included in guaranteed minimum death benefits, in the statement of income and comprehensive income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the statement of income and comprehensive income.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Details concerning the Company’s guaranteed benefits exposures as of March 31, 2004 are as follows:

		Highest Specified
		Anniversary Account
		Value Minus
	Return of Net	Withdrawals Post
	Deposits	Anniversary

	(in thousands)
In the event of death:
Account value	$147,255	$604,174
Net amount at risk (a)	633	75,154
Average attained age of contract holders	65	62

Range of guaranteed minimum return rates	0%	0%

(a)	Net amount at risk represents the guaranteed benefit expense in excess of the current account value, if all contract holders died at the same balance sheet date.

The following summarizes the liability for guaranteed of benefits on variable contracts reflected in the general account:

(in thousands)
Balance at January 1, 2004(b)	$1,640
Incurred guarantee benefits	483
Paid guarantee benefits	(483)

Balance at March 31, 2004	$1,640

(b)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The following assumptions and methodology were used to determine the GMDB liability at March 31, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumption was 10%.

•	Volatility assumption was 16%.

•	Mortality was assumed to be 64% of the 75-80 ALB table.

•	Lapse rates vary by contract type and duration and range from 1% to 30%.

•	The discount rate was approximately 8%.

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. These sales inducements are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these sales inducements as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified sales inducements of $18.6 million from DAC to deferred sales inducements, which are reported in other assets on the balance sheet. For the three months ended March 31, 2004, sales inducements of $2.6 million was deferred. Amortization of the deferred sales inducements is reported as part of amortization of deferred acquisition costs on the statement of income and comprehensive income. For the three months ended March 31, 20004, amortization of sales inducements was $0.6 million. Prior period balance sheet and statement of income and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	CONTINGENT LIABILITIES

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	CONTINGENT LIABILITIES (Continued)

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

At March 31, 2004, the Company was obligated to purchase approximately $6,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $1,000,000 in 2004 and $5,000,000 in 2007.

4.	RELATED-PARTY MATTERS

On October 31, 2003, the Company entered into an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of $5,000,000. This commitment expires on October 30, 2004. There was no outstanding balance under this agreement at March 31, 2004.

On January 1, 2004, the Company entered into an administrative services agreement with AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed (“Administrative Service Agreement”). SAAMCo is the investment advisor or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $0.4 million in 2004 and are included in variable annuity fees in the statement of income and comprehensive income. A fee of $0.4 million was paid under a different agreement in 2003.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months ended March 31, 2004 (“2004”) and March 31, 2003 (“2003”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing, competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

     The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of fixed annuity products.

CRITICAL ACCOUNTING POLICIES

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and valuation of reserves for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows:

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $9.2 million at March 31, 2004. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in our portfolio with a carrying value of approximately $552.0 million at March 31, 2004 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: The Company amortizes deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company revises future DAC assumptions, referred to herein as a DAC unlocking, when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and increased when future EGPs are decreased.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits (“GMDB”). In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed with a mean investment performance of 10%. Additional assumptions are made for mortality, lapse rates of return and the volatility of equity markets.

     On January 1, 2004, the Company entered into an administrative services agreement with AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay a percentage on all assets invested through the Company’s Variable Annuity products in exchange for services performed. (“Administrative Service Agreement”). SAAMCo is the investment advisor or business manager for certain trusts that hold deposits from the Company’s variable annuity products. . Amounts paid or accrued to the Company under this agreement totaled $0.4 million in 2004 and are included in variable annuity fees in the statement of income and comprehensive income. A fee of $0.4 million was paid under a different agreement in 2003.

RESULTS OF OPERATIONS

     NET INCOME totaled $1.2 million in 2004 compared with $2.5 million in 2003.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $5.5 million in 2004, compared with $4.1 million in 2003. The increase in 2004 compared to 2003 was primarily due to higher net investment spread, partially offset by higher DAC amortization and net realized investment losses.

     INCOME TAX EXPENSE totaled $2.3 million in 2004 and $1.7 million in 2003, representing effective tax rates of 41% in both 2004 and 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the quarter ended March 31, 2004.

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

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stock. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial “Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes cash collateral received from the securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to administer the program.

     An analysis of net investment spread and a reconciliation to pretax income is presented in the following table:

	Three months ended March 31,

	2004	2003

	(in thousands)
Investment income	$40,002	$24,886
Interest credited to fixed annuity contracts	(21,671)	(13,520)
Interest credited to universal life insurance contracts	(2,703)	(2,742)

Net investment spread	15,628	8,624
Net realized investment (losses) gains	(1,157)	1,155
Fee income, net of reinsurance	4,272	3,756
General and administrative expenses, net of deferrals	(3,025)	(2,472)
Amortization of DAC	(7,978)	(5,250)
Annual commissions	(494)	(182)
Claims on UL contracts, net of reinsurance recoveries	(1,290)	(1,276)
Guaranteed minimum death benefits	(483)	(215)

Pretax income	$5,473	$4,140

     Net investment spread totaled $15.6 million in 2004 and $8.6 million in 2003. These amounts equal 2.06% on average invested assets (computed on a daily basis) of $3.03 billion in 2004 and 2.00% on average invested assets of $1.73 billion in 2003. The increase in the net investment spread rate was primarily due to the decline in overall rates paid in 2004 compared to 2003, as the Company issued new fixed annuities at rates below the prior year average rates. The components of net investment spread were as follows:

	Three months ended March 31,

	2004	2003

	(in thousands)
Net investment spread	$15,628	$8,624
Average invested assets	3,031,376	1,725,080
Average interest-bearing liabilities	(2,843,739)	(1,601,847)

Yield on average invested assets	5.28%	5.77%
Rate paid on average interest bearing liabilities	3.43	4.06

Difference between yield and interest rate paid	1.85%	1.71%

Net investment spread as a percentage of average invested assets	2.06%	2.00%

     Growth in average invested assets resulted primarily from increased sales in 2004 and 2003 relating to the marketing of an increased number of fixed annuity distribution partners in New York. Changes in average invested assets also reflect sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $225.7 million in 2004 and $168.0 million in 2003. In the fourth quarter of 2003, Fixed Annuity Deposits totaled $474.0 million. The increase in Fixed Annuity Deposits in 2004 over same quarter in the prior year is due primarily to an increase of over 40% in the number of fixed annuity distribution partners in New York from March 31, 2003 to March 31, 2004. In response to the low interest rate environment, the Company reduced the minimum rate paid on its fixed annuity products below the historically prevailing rate in order to maintain the appropriate margin. The Company does not intend to write business below its targeted rates of return to gain market share and anticipates further declines in Fixed Annuity Deposits in coming months until the interest rate environment improves.

     Investment income (and the related yields on average invested assets) totaled $40.0 million (5.28%) in 2004 compared with $24.9 million (5.77%) in 2003. The decrease in the investment yield in 2004 compared to 2003 primarily reflects a lower prevailing interest rate environment. Investment income has been reduced by expenses incurred to manage the investment portfolio of $0.3 million in 2004 and $0.1 million in 2003. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $24.4 million in 2004 and $16.3 million in 2003. The average rate paid on all interest-bearing liabilities was 3.43% in 2004 compared with 4.06% in 2003. Interest-bearing liabilities averaged $2.84 billion during 2004 and $1.60 billion during 2003. The decline in overall rates paid in 2004 compared to 2003 resulted primarily from the impact of a declining interest rate environment, as the Company issued new fixed annuities at rates below the prior year average rates.

     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $1.2 million of losses in 2004, compared with net realized investment gains of $1.2 million in 2003 and include impairment writedowns of $0.4 million and $0, respectively. Thus, net realized losses from sales and redemptions of investments totaled $0.8 million in 2004, compared with net realized gains from sales and redemptions of investments of $1.2 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $230.5 million in 2004 and $145.1 million in 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.10% and 0.26% of average invested assets for 2004 and 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $0.4 million of provisions applied to bonds in 2004. There were no impairments in 2003. On an annualized basis, impairment writedowns represent 0.06% of average invested assets for 2004. For the twenty quarters ended March 31, 2004, impairment writedowns as a percentage of average invested assets have ranged from 0.00% to 3.99% and have averaged 0.77%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.2 million in 2004 and $1.9 million in 2003. The increased fees in 2004 as compared to 2003 primarily reflects the more favorable equity market conditions since the early part of 2003, and the resulting favorable impact on market values of assets in the separate accounts. Variable annuity fees represent 1.96% and 1.94% of average variable annuity assets in 2004 and 2003, respectively. Variable annuity assets averaged $448.3 million and $389.3 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $10.1 million in 2004 and $6.0 million in 2003. On an annualized basis, these amounts represent 9% and 6% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts (see “Change in Average Invested Assets”) are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $28.1 million and $15.8 million in 2004 and 2003, respectively. The increase in Variable Annuity Product Sales reflects the favorable equity market conditions in 2004 and the latter part of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE FEES, NET OF REINSURANCE amounted to $1.5 million in 2004 and $1.4 million in 2003 and are net of reinsurance premiums of $1.6 million $1.7 million, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent 2.7% and 2.4% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.5 million in both 2004 and 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. Withdrawal payments, which exclude claims and annuitization payments, totaled $52.4 million in 2004 compared with $48.5 million in 2003. These payments, when expressed as a percentage of average related reserves, represent 6.5% and 9.9% for 2004 and 2003, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $3.0 million in 2004 and $2.5 million in 2003. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $8.0 million in 2004, compared to $5.3 million in 2003. The increase in amortization in 2004 was primarily related to the increase in investment spread, partially offset by higher net realized investment losses.

     ANNUAL COMMISSIONS totaled $0.5 million in 2004 and $0.2 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s products. Substantially all of the Company’s currently available annuity products allow for an annual commission payment option in return for a lower immediate commission.

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $1.3 million in both 2004 and 2003 (net of reinsurance recoveries of $1.4 million in 2004 and $1.6 in 2003).

     GUARANTEED MINIMUM DEATH BENEFITS on variable annuity contracts totaled $0.5 million in 2004 compared with $0.2 million in 2003. Downturns in equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature, which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. On January 1, 2004, the Company recorded a liability for GMDB (see Note 2 to Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $378.4 million at March 31, 2004 from $349.5 million at December 31, 2003, due to $1.2 million of net income recorded in 2004 and $27.7 million in other comprehensive income.

     INVESTED ASSETS at March 31, 2004 totaled $3.54 billion, compared with $3.17 billion at December 31, 2003. The following table summarizes the Company’s investment portfolio at March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003

		Percent of		Percent of
	Fair Value	Portfolio	Fair Value	Portfolio

	(in thousands, except for percentages)
Bond Portfolio:
U.S. government securities	$18,587	0.5%	$18,054	0.6%
Mortgage-backed securities	777,602	21.9	634,640	20.0
Securities of public utilities	45,593	1.3	131,158	4.1
Corporate bonds and notes	1,381,211	39.0	1,248,590	39.4
Other debt securities	677,153	19.1	625,370	19.8

Total Bond Portfolio	2,900,146	81.8	2,657,812	83.9

Mortgage loans	217,544	6.1	215,521	6.8
Common stocks	198	0.0	295	0.0
Cash and short-term investments	36,835	1.1	104,011	3.3
Other	388,616	11.0	190,007	6.0

Total investments and cash	$3,543,339	100.0%	$3,167,646	100.0%

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

     THE BOND PORTFOLIO, which constituted 82% of the Company’s total investment portfolio at March 31, 2004, had an aggregate fair value that was $94.5 million greater than its amortized cost at March 31, 2004, compared with $40.2 million at December 31, 2003. The increase in net unrealized gains on the Bond Portfolio during 2004 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2004.

     At March 31, 2004, the Bond Portfolio had an aggregate fair value of $2.90 billion and an aggregate amortized cost of $2.81 billion. At March 31, 2004, the Bond Portfolio included $2.70 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $200.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2004, approximately $2.66 billion of the Bond Portfolio was investment grade, including $794.8 million of U.S. government/agency securities and mortgage-backed securities (“MBS”).

     At March 31, 2004, the Bond Portfolio included $237.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 5.7% of the Company’s total assets and approximately 6.7% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At March 31, 2004, the Company’s non-investment-grade portfolio consisted of 57 issues with no single issuer representing more than 10% of the total non-investment grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 21% of these assets concentrated in basic industrial products, 15% concentrated in financial institutions, 14% concentrated in non-cyclical consumer products and 11% concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of March 31, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues rated by S&P/Moody’s/Fitch
Issues not rated by S&P/Moody’s/			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	Category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	Cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$1,750,285	$1,806,153	1	$170,025	$178,415	$1,920,310	$1,984,568	62.65%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	582,558	605,024	2	70,286	72,832	652,844	677,856	21.40%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	55,339	56,008	3	16,138	17,321	71,477	73,329	2.31%
B+ to B- (B1 to B3) [B+ to B-]	11,868	11,992	4	5,994	6,039	17,862	18,031	0.57%
CCC+ to C (Caa to C) [CCC]	9,915	9,562	5	1,600	2,033	11,515	11,595	0.37%
C1 to D ([DD) [D]	—	—	6	131,634	134,767	131,634	134,767	4.25%

TOTAL RATED ISSUES	$2,409,965	$2,488,739		$395,677	$411,407	$2,805,642	$2,900,146

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $200.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     Another aspect of valuation pertains to impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in: (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	In the opinion of the Company’s management, it is unlikely the Company will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $0.4 million in the 2004 that consisted primarily of one individual impairment loss. No other individual impairment loss exceeded 10% of the Company’s net income for the three months ended March 31, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At March 31, 2004, the Company’s Bond Portfolio had gross unrealized gains of $103.7 million and gross unrealized losses of $9.2 million. Four issuers accounted for 48% of unrealized losses.

     At March 31, 2004, the fair value of the Company’s Bond Portfolio aggregated $2.90 billion. Of this aggregate fair value, approximately 0.03% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At March 31, 2004, approximately $394.8 million, at amortized cost, of the Bond Portfolio had a fair value of $385.6 million resulting in an aggregate unrealized loss of $9.2 million. Unrealized losses for the Bond Portfolio and equity securities did not reflect any significant industry concentrations.

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2004, by contractual maturity, is shown below.

Amortized Cost

(in thousands)
Due in one year or less	$—
Due after one year through five years	65,017
Due after five years through ten years	132,849
Due after ten years	196,950

Total	$394,816

     The aging of the Bond Portfolio in an unrealized loss position at March 31, 2004 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%
(dollars in thousands)	of Amortized Cost			of Amortized Cost			Total

	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items

Investment Grade Bonds
0-6	$218,036	$(3,196)	32	$—	$—	—	$218,036	$(3,196)	32
7-12	74,745	(925)	17	—	—	—	74,745	(925)	17
>12	34,061	(656)	9	5,000	(1,190)	1	39,061	(1,846)	10

Total	$326,842	$(4,777)	58	$5,000	$(1,190)	1	331,842	(5,967)	59

Below Investment Grade Bonds
0-6	$5,192	$(28)	2	$—	$—	—	$5,192	$(28)	2
7-12	36,476	(404)	2	61	(21)	1	36,537	(425)	3
>12	20,272	(2,545)	7	973	(273)	1	21,245	(2,818)	8

Total	$61,940	$(2,977)	11	$1,034	$(294)	2	$62,974	$(3,271)	13

Total Bonds
0-6	$223,228	$(3,224)	34	$—	$—	—	$223,228	$(3,224)	34
7-12	111,221	(1,329)	19	61	(21)	1	111,282	(1,350)	20
>12	54,333	(3,201)	16	5,973	(1,463)	2	60,306	(4,664)	18

Total	$388,782	$(7,754)	69	$6,034	$(1,484)	3	$394,816	$(9,238)	72

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $1.9 million. The aggregate fair value of securities sold was $48.9 million, which was approximately 96.2% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 13 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at March 31, 2004 was approximately $551.6 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $85.8 million at March 31, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2004, Secured Loans consisted of $49.3 million of privately traded securities and $36.5 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 10 industries, with 45% of these assets concentrated in the utilities industry, 12% concentrated in basic industrial products, 11% concentrated in capital goods and 10% concentrated in the telecommunications industry. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $217.5 million at March 31, 2004 and consisted of 79 commercial first mortgage loans with an average loan balance of approximately $2.8 million, collateralized by properties located in 26 states. Approximately 44% of this portfolio was office, 21% was multifamily residential, 14% was industrial, 12% was retail and 9% was other types. At March 31, 2004, approximately 26%, 11%, 10% and 10% of this portfolio was secured by properties located in California, Texas, Michigan and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2004, four mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 22% of this portfolio. At March 31, 2004, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before March 31, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2004, approximately 19% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $34.4 million at March 31, 2004, compared to $35.3 million at December 31, 2003, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $354.2 million at March 31, 2004, compared to $154.8 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 81% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at March 31, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At March 31, 2004, these assets had an aggregate fair value of $3.21 billion with an option-adjusted duration of 4.6 years. The Company’s fixed-rate liabilities include fixed annuity, fixed options of variable annuity and universal life insurance contracts. At March 31, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $3.02 billion with an option-adjusted duration of 4.9 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from their March 31, 2004 levels is a loss of approximately $0.04 million, representing the increase in fair value of its fixed rate liabilities that is not offset by an increase in fair value of its fixed rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The overall interest-credited rate environment has continued to decline in 2004. A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. In 2003, the State of New York adopted legislation reducing the minimum contractual rate that can be credited to policyholders on new contracts to 1.5%. As a result, certain contracts issued in 2004 and 2003 had a 1.5% minimum contractual guaranteed rate. This will not impact the previously issued contracts.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. The trends experienced during the three months ended March 31, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Three months ended
	March 31,	Year ended December 31,

	2004	2003	2002	2001

10-year U.S. Treasury bond rate:	4.00%	4.01%	4.61%	5.02%
First SunAmerica Life Insurance Company:
Average yield on bond portfolio	5.28	5.77	6.98	7.01
Rate paid on average interest-bearing liabilities	3.43	3.84	4.39	4.70

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.5 million of bonds at March 31, 2004, and constituted less than 0.1% of total invested assets. At December 31, 2003, defaulted investments totaled $0.2 million of bonds and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At March 31, 2004, approximately $2.51 billion of the Bond Portfolio had an aggregate unrealized gain of $103.7 million while approximately $385.6 million of the Company’s Bond Portfolio had an aggregate unrealized loss of $9.2 million. In addition, the Company’s investment portfolio currently provides approximately $23.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non traditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). (For further discussion see Note 2 of Notes to Financial Statements.)

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of March 31, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the SEC, the Internal Revenue Service, and the self-regulatory organization, the National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC and on a federal level, which, if passed, could have an impact on the business of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 22 to 23 herein.

DISCLOSURE CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS ON FORM 8-K

     There were no current reports on Form 8-K filed during the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Date: May 14, 2004	/s/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President, Chief Financial Officer and Director

Date: May 14, 2004	/s/ STEWART POLAKOV

Stewart Polakov Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications