Form 10-Q
period 2004-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2004-08-16
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON AUGUST 13, 2004 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)
Part I - Financial Information
Balance Sheet (Unaudited) - June 30, 2004 and December 31, 2003	2
Statement of Income and Comprehensive Income (Unaudited)- Three Months and Six Months Ended June 30, 2004 and 2003	3-4
Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003	5-6
Notes to Financial Statements (Unaudited)	7-10
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-26
Quantitative and Qualitative Disclosures About Market Risk	27
Disclosure Controls & Procedures	27
Part II - Other Information	28-29
Exhibits and Reports on Form 8-K	30
Certifications Pursuant to Section 302
Certifications Pursuant to Section 302
Certifications Pursuant to Section 906

FIRST SUNAMERICA LIFE INSURANCE COMPANY

BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$23,176	$104,011
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2004, $2,848,329; December 31, 2003, $2,617,647)	2,832,198	2,657,812
Mortgage loans	257,534	215,521
Policy loans	34,276	35,251
Common stocks available for sale, at fair value (cost: June 30, 2004, $888; December 31, 2003, $291)	891	295
Securities lending collateral	522,883	154,756

Total investments and cash	3,670,958	3,167,646

Variable annuity assets held in separate accounts	453,317	438,224
Accrued investment income	30,936	27,577
Deferred acquisition costs	183,663	161,356
Other deferred expenses	19,254	16,570
Income taxes currently receivable from Parent	—	1,360
Receivable from brokers	194	—
Other assets	2,115	1,749

TOTAL ASSETS	$4,360,437	$3,814,482

LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,762,747	$2,490,145
Reserves for universal life insurance contracts	228,698	232,271
Income taxes currently payable to Parent	11,577	—
Securities lending payable	522,883	154,756
Payable to brokers	—	40,852
Other liabilities	28,181	66,814

Total reserves, payables and accrued liabilities	3,554,086	2,984,838

Variable annuity liabilities related to separate accounts	453,317	438,224

Deferred income taxes	22,826	41,895

Total liabilities	4,030,229	3,464,957

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,428	259,428
Retained earnings	74,167	68,657
Accumulated other comprehensive income (loss)	(6,387)	18,440

Total shareholder’s equity	330,208	349,525

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,360,437	$3,814,482

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
		(in thousands)
REVENUES
Fee income:
Variable annuity policy fees	$2,170	$1,989	$4,367	$3,879
Universal life insurance policy fees, net of reinsurance	630	632	2,156	2,017
Surrender charges	757	350	1,306	831

Total fee income	3,557	2,971	7,829	6,727

Investment income	40,810	26,875	80,812	51,761
Net realized investment gains (losses)	(934)	3,547	(2,091)	4,702

Total revenues	43,433	33,393	86,550	63,190

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts	22,421	14,787	44,092	28,307
Universal life insurance contracts	2,718	2,748	5,421	5,490

Total interest expense	25,139	17,535	49,513	33,797

General and administrative expenses	1,604	1,805	4,629	4,277
Amortization of deferred acquisition costs and other deferred expenses	8,425	6,000	16,403	11,250
Annual commissions	231	273	725	455
Claims on universal life contracts, net of reinsurance recoveries	290	327	1,580	1,603
Guaranteed benefits	496	243	979	458

Total benefits and expenses	36,185	26,183	73,829	51,840

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,248	7,210	12,721	11,350

Income tax expense	2,937	2,993	5,197	4,679

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,311	4,217	7,524	6,671

Cumulative effect of accounting change, net of tax	—	—	(2,014)	—

NET INCOME	$4,311	$4,217	$5,510	$6,671

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
		(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$(81,394)	$5,607	$(39,696)	$8,212

Less reclassification adjustment for net realized (gains) losses included in net income	653	(187)	1,500	(769)

Income tax (expense) benefit	28,260	(1,897)	13,369	(2,605)

OTHER COMPREHENSIVE INCOME (LOSS)	(52,481)	3,523	(24,827)	4,838

COMPREHENSIVE INCOME (LOSS)	$(48,170)	$7,740	$(19,317)	$11,509

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,510	$6,671
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,014	—
Interest credited to:
Fixed annuity contracts	44,092	28,307
Universal life insurance contracts	5,421	5,490
Net realized investment (gains) losses	2,091	(4,702)
Accretion of net discounts on investments	3,363	55
Amortization of deferred acquisition costs and other deferred expenses	16,403	11,250
Acquisition costs deferred	(19,664)	(31,753)
Sales inducements deferred	(3,846)	—
Provision for deferred income taxes	(4,616)	1,554
Change in:
Accrued investment income	(3,359)	(4,317)
Income taxes currently payable to Parent	12,937	4,966
Other assets	(1,957)	(1,131)
Other liabilities	(4,071)	7,154
Other, net	465	1,866

NET CASH PROVIDED BY OPERATING ACTIVITIES	54,783	25,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(656,385)	(625,465)
Mortgage loans	(48,559)	(27,598)
Other investments, excluding short-term investments	(8)	(3)
Sales of:
Bonds, notes and redeemable preferred stocks	285,662	150,293
Other investments, excluding short-term investments	102	—
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	93,071	100,397
Mortgage loans	6,642	4,816
Other investments, excluding short-term investments	658	1,397

NET CASH USED IN INVESTING ACTIVITIES	$(318,817)	$(396,163)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004		2003
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts		$285,691		$472,098
Universal life insurance contracts		3,725		3,889
Net exchanges to (from) the fixed accounts of variable annuity contracts		(7,555)		2,851
Withdrawal payments on:
Fixed annuity contracts		(71,357)		(53,352)
Universal life insurance contracts		(4,438)		(4,693)
Claims and annuity payments on:
Fixed annuity contracts		(17,202)		(15,037)
Universal life insurance contracts		(5,665)		(6,432)

NET CASH PROVIDED BY FINANCING ACTIVITIES		183,199		399,324

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS		(80,835)		28,571

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD		104,011		37,955

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD		$23,176		$66,526

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness		$—		$34

	$		$
Income taxes paid to Parent		2,822		1,841

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

First SunAmerica Life Insurance Company (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is a New York-domiciled life insurance company principally engaged in the business of writing fixed and variable annuities for retirement savings in the State of New York.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of June 30, 2004 and December 31, 2003, the results of its operations for the three months and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The Company issues variable annuities for which the investment risk is generally borne by the contract holder, except with respect to amounts invested in the fixed-rate account options. For many of the Company’s variable annuities, the Company offers contractual guarantees in the event of death or at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (“GMDB”) and guaranteed minimum account value benefits (“GMAV”), respectively.

The assets supporting the variable portion of variable annuities are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, other services and certain features are included in variable annuity policy fees in the statement of income and comprehensive income. Changes in liabilities for minimum guarantees are included in guaranteed benefits, in the statement of income and comprehensive income. Separate account net investment income, net investment gains and losses and the related liability charges are offset within the same line item in the statement of income and comprehensive income.

The Company offers GMDB options that guarantee for virtually all contract holders, upon the death, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by policy owner. The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

If elected by the contract holder at the time of contract issuance, GMAV guarantees that the account value under the contract will at least equal the amount of initial principal invested during the first 90 days, adjusted for withdrawals, at the end of a ten-year waiting period. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are recognized at fair value in the balance sheet through investment income in the statement of income and comprehensive income. In 2004, variable annuity deposits with the GMAV option were immaterial.

Details concerning the Company’s guaranteed benefit exposures as of June 30, 2004 are as follows:

		Highest Specified
		Anniversary Account
		Value Minus
	Return of Net	Withdrawals Post
	Deposits	Anniversary
	(dollars in thousands)
In the event of death:
Account value	$145,516	$615,848
Net amount at risk (a)	647	73,849
Average attained age of contract holders	65	62
Range of guaranteed minimum return rates	0%	0%

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, if all contract holders died at the same balance sheet date.

The following summarizes the reserve for guaranteed benefits on variable contracts reflected in the general account:

(in thousands)

Balance at January 1, 2004 (b)	$1,640
Guaranteed benefits incurred	979
Guaranteed benefits paid	(619)

Balance at June 30, 2004	$2,000

(b)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at June 30, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumption was 10%.

•	Volatility assumption was 16%.

•	Mortality was assumed to be 64% of the 75-80 ALB table.

•	Lapse rates vary by contract type and duration and range from 1% to 30%.

•	The discount rate was approximately 8%.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. These sales inducements are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these sales inducements as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified sales inducements of $16.6 million from DAC to other deferred expenses, which is reported on the balance sheet. For the six months ended June 30, 2004, sales inducements of $3.8 million was deferred. Amortization of the deferred sales inducements is reported as part of amortization of deferred acquisition costs and other deferred expenses on the statement of income and comprehensive income. For the six months ended June 30, 2004, amortization of sales inducements was $1.2 million. Prior period balance sheet and statement of income and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	CONTINGENT LIABILITIES

At June 30, 2004, the Company has commitments to purchase approximately $6,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $1,000,000 in 2004 and $5,000,000 in 2007.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	RELATED-PARTY MATTERS

On October 31, 2003, the Company entered into an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of $5,000,000. This commitment expires on October 30, 2004. There was no outstanding balance under this agreement at June 30, 2004.

On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $0.9 million in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.8 million was paid under a different agreement in 2003.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s policyholders have the right to enforce the guarantee directly against American Home.

The Company has a support agreement in effect between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder’s surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

American Home does not publish financial statements prepared on the basis of U.S. generally accepted accounting principles, although it files statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and files annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and six months ended June 30, 2004 and June 30, 2003 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

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

     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed (“Administrative Service Agreement”). SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $0.9 million in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.8 million was paid under a different agreement in 2003.

CRITICAL ACCOUNTING POLICIES

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows:

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $56.0 million at June 30, 2004. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $495.0 million at June 30, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: The Company amortizes deferred acquisition costs (“DAC”) and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies over the estimated lives of the fund deposits on a straight-line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and increased when future EGPs are decreased. Approximately 74% of the Company’s DAC balance at June 30, 2004 related to fixed annuity and universal life products and 26% related to variable annuity products.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits (“GMDB”) and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed with a mean investment performance of 10%. Additional assumptions are made for mortality, lapse rates of return and the volatility of equity markets.

RESULTS OF OPERATIONS

     NET INCOME totaled $4.3 million in the second quarter of 2004 compared with $4.2 million in the second quarter of 2003. For the six months ended June 30, 2004, net income amounted to $5.5 million, compared to $6.7 million in 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the six months ended June 30, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $7.2 million in the second quarters of 2004 and 2003. For the six months, pretax income before cumulative effect of accounting change totaled $12.7 million in 2004, compared to $11.4 million in 2003. The increase in the six months of 2004 compared to 2003 was primarily due to higher net investment spread, partially offset by higher DAC amortization and net realized investment losses.

     INCOME TAX EXPENSE totaled $2.9 million in the second quarters of 2004 and 2003, $5.2 million in the six months of 2004 and $4.7 million in the six months of 2003 representing effective tax rates of 41%, 42%, 41% and 41%, respectively.

     NET INVESTMENT SPREAD, a non-GAAP measure, which represents investment income earned on invested assets less interest credited to fixed annuity contracts and universal life insurance contracts, is a key measurement used by the Company in evaluating the profitability of its business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stock. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes cash collateral received from the securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)

Investment income	$40,810	$26,875	$80,812	$51,761
Interest credited to fixed annuity contracts	(22,421)	(14,787)	(44,092)	(28,307)
Interest credited to universal life insurance contracts	(2,718)	(2,748)	(5,421)	(5,490)

Net investment spread	15,671	9,340	31,299	17,964
Net realized investment gain (losses)	(934)	3,547	(2,091)	4,702
Fee income, net of reinsurance	3,557	2,971	7,829	6,727
General and administrative expenses, net of deferrals	(1,604)	(1,805)	(4,629)	(4,277)
Amortization of DAC	(8,425)	(6,000)	(16,403)	(11,250)
Annual commissions	(231)	(273)	(725)	(455)
Claims on UL contracts, net of reinsurance recoveries	(290)	(327)	(1,580)	(1,603)
Guaranteed benefits, net of reinsurance recoveries	(496)	(243)	(979)	(458)

Pretax income before cumulative effect of accounting change	$7,248	$7,210	$12,721	$11,350

     Net investment spread totaled $15.7 million in the second quarter of 2004, compared to $9.3 million in the second quarter of 2003. These amounts equal 2.01% on average invested assets (computed on a daily basis) of $3.11 billion in the second quarter of 2004 and 1.99% on average invested assets of $1.88 billion in the second quarter of 2003. For the six months, net investment spread increased to $31.3 million in 2004 from $18.0 million in 2003 representing 2.04% of average invested assets of $3.07 billion in 2004 and 2.00% of average invested assets of $1.80 billion in 2003 on an annualized basis. The increase in the net investment spread rate was primarily due to the decline in overall rates paid in 2004 compared to 2003, as the Company issued new fixed annuities at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)

Net investment spread	$15,671	$9,340	$31,299	$17,964
Average invested assets	3,113,428	1,875,738	3,072,402	1,800,825
Average interest-bearing liabilities	2,940,424	1,769,760	2,892,082	1,686,267

Yield on average invested assets	5.24%	5.73%	5.26%	5.75%
Rate paid on average interest-bearing liabilities	3.42	3.96	3.42	4.01

Difference between yield and interest rate paid	1.82%	1.77%	1.84%	1.74%

Net investment spread as a percentage of average invested assets	2.01%	1.99%	2.04%	2.00%

     Growth in average invested assets resulted primarily from sales of fixed annuities since June 30, 2003 through an increased number of fixed annuity distribution partners in New York. Changes in average invested assets also reflect sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $106.3 million in the second quarter of 2004 and $310.0 million in the second quarter of 2003, $333.8 million in the six months of 2004 and $479.9 million in the six months of 2003. The decline in sales from both the first quarter of 2004 and from the prior year level resulted from the Company’s pricing action in response to an extremely low interest rate environment. In response to the low interest rate environment, the Company reduced the minimum rate paid on its fixed annuity products below the historically prevailing rate in order to maintain the appropriate margin. The Company does not intend to write business below its targeted rates of return to gain market and anticipates continued lower sales levels in Fixed Annuity Deposits in coming months until the interest rate environment improves.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $173.0 million in the second quarter of 2004, compared with $106.0 million in the second quarter of 2003. For the six months, average invested assets exceeded average interest-bearing liabilities by $180.3 million in 2004, compared with $114.6 million in 2003. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.82% in the second quarter of 2004, 1.77% in the second quarter of 2003, 1.84% in the six months of 2004 and 1.74% in the six months of 2003.

     Investment income (and the related yields on average invested assets) totaled $40.8 million (5.24%) in the second quarter of 2004, $26.9 million (5.73%) in the second quarter of 2003, $80.8 million (5.26%) in the six months of 2004 and $51.8 million (5.75%) in the six months of 2003. The decrease in the investment yield in 2004 compared to 2003 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.3 million in the second quarter of 2004, $0.2 million in the second quarter of 2003, $0.6 million in the six months of 2004 and $0.3 million in the six months of 2003. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $25.1 million in the second quarter of 2004 and $17.5 million in the second quarter of 2003. For the six months, interest expense aggregated $49.5 million in 2004, compared with $33.8 million in 2003. The average rate paid on all interest-bearing liabilities was 3.42% in the second quarter of 2004 compared with 3.96% in the second quarter of 2003. For six months, the average rate paid on all interest-bearing liabilities was 3.42% for 2004 and 4.01% for 2003. Interest-bearing liabilities averaged $2.94 billion during the second quarter of 2004, $1.77 billion during the second quarter of 2003, $2.89 billion during the six months of 2004 and $1.69 billion during the six months of 2003. The decline in overall rates paid in 2004 compared to 2003 resulted primarily from the impact of a lower interest rate environment, as the Company issued new fixed annuities at rates substantially below the prior year average rates.

     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $0.9 million of losses in the second quarter of 2004, compared to net realized investment gains of $3.5 million in the second quarter of 2003 and include impairment writedowns of $0.3 million in each quarter. For the six months, net realized investment losses totaled $2.1 million in 2004, compared with net realized investment gains of $4.7 million in 2003 and include impairment writedowns of $0.7 million and $0.3 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $0.6 million in the second quarter of 2004, compared to net realized gains of $3.8 million in the second quarter of 2003. For the six months, net realized losses from sales and redemptions of investments totaled $1.4 million in 2004, compared to net realized gains of $5.0 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $157.2 million in the second quarter of 2004, $106.5 million in the second quarter of 2003, $387.7 million in the six months of 2004 and $251.6 million in the six months of 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.08%, 0.81%, 0.09% and 0.56% of average invested assets in the second quarter of 2004, the second quarter of 2003, the six months of 2004 and the six months of 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $0.3 million, $0.3 million, $0.7 million and $0.3 million of provisions applied to bonds in the second quarter of 2004, the second quarter of 2003, the six months of 2004 and the six months of 2003, respectively. On an annualized basis, impairment writedowns represent 0.04%, 0.06%, 0.05% and 0.03% of average invested assets in the respective periods. For the twenty quarters ended June 30, 2004, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.00% to 3.99% and have averaged 0.74%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are primarily based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.2 million in the second quarter of 2004 and $2.0 million in the second quarter of 2003. For the six months variable annuity policy fees totaled $4.4 million in 2004 and $3.9 million in 2003. The increased fees in 2004 as compared to 2003 primarily reflect the improving equity market conditions since the first quarter of 2003, and the resulting favorable impact on market values of assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 1.9%, 2.0%, 2.0% and 2.0% of average variable annuity assets in the second quarters and six months of 2004 and 2003, respectively. Variable annuity assets averaged $446.1 million, $406.2 million, $447.2 million and $397.8 million during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $14.3 million and $5.8 million in the second quarters of 2004 and 2003, respectively. For the six months, variable annuity deposits totaled $24.4 million and $11.8 million in 2004 and 2003, respectively. On an annualized basis, these amounts represent 13%, 6%, 11% and 6% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $25.6 million, $29.5 million, $53.5 million and $45.2 million in the second quarters and the six months of 2004 and 2003, respectively. The increase in Variable Annuity Product Sales for the six months reflects the improving equity market conditions since the first quarter of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $0.6 million in the second quarters of 2004 and 2003 and are net of reinsurance premiums of $2.4 million in each quarter. For the six months, universal life insurance policy fees totaled $2.2 million in 2004 and $2.0 million in 2003 and are net of reinsurance premiums of $4.0 million for each period. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent annualized 1.1%, 1.1%, 1.9% and 1.7% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.8 million in the second quarter of 2004 and $0.4 million in the second quarter of 2003. For the six months, such surrender charges totaled $1.3 million in 2004 and $0.8 million in 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.6 million in the second quarter of 2004 and $1.8 million in the second quarter of 2003. For the six months, general administrative expenses totaled $4.6 million in 2004 and $4.3 million in 2003. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $8.4 million in the second quarter of 2004, compared to $6.0 million in the second quarter of 2003. For the six months, such amortization totaled $16.4 million in 2004, compared to $11.3 million in 2003. The increase in amortization in 2004 was primarily related to the increase in investment spread from a growing block of fixed annuities, partially offset by higher net realized investment losses.

     ANNUAL COMMISSIONS totaled $0.2 million in the second quarter of 2004 and $0.3 million in the second quarter of 2003. For the six months, annual commissions totaled $0.7 million in 2004 and $0.5 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s products. Substantially all of the Company’s currently available annuity products allow for an annual commission payment option in return for a lower immediate commission.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $0.3 million in the second quarters of 2004 and 2003 (net of reinsurance recoveries of $0.7 million in the second quarter of 2004 and $0.3 million in the second quarter of 2003). For the six months, such claims totaled $1.6 million in 2004 and 2003 (net of reinsurance recoveries of $2.0 million in 2004 and $1.9 million in 2003).

     GUARANTEED MINIMUM DEATH BENEFITS (“GMDB”) on variable annuity contracts totaled $0.5 million in the second quarter of 2004 compared with $0.2 million in the second quarter of 2003. For the six months, GMDB amounted to $1.0 million in 2004 and $0.5 million in 2003. Downturns in the equity markets could increase this expense.

     A majority of the Company’s variable annuity products are issued with a death benefit feature, which provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product. The Company bears the risk that death claims following a decline in the equity markets may exceed contract holder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. On January 1, 2004, the Company recorded a liability for GMDB (see Note 2 of Notes to Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In June of 2004, the Company began issuing certain variable annuity products that offer an optional GMAV. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMAV benefit is recorded in investment income in the accompanying statement of income and comprehensive income. In 2004, variable annuity deposits with the GMAV option were immaterial.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $330.2 million at June 30, 2004 from $349.5 million at December 31, 2003, due to $24.8 million decrease in unrealized gains, net of the effect on taxes and DAC, partially offset by $5.5 million of net income.

     INVESTMENTS AND CASH at June 30, 2004 totaled $3.67 billion, compared with $3.17 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate of AIG. The following table summarizes the Company’s Bond Portfolio and other investments and cash at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
		Percent of		Percent of
	Fair Value	Portfolio	Fair Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:
U.S. government securities	$21,371	0.6%	$18,054	0.6%
Mortgage-backed securities	709,319	19.3	634,640	20.0
Securities of public utilities	147,644	4.0	131,158	4.1
Corporate bonds and notes	1,480,740	40.4	1,248,590	39.4
Other debt securities	473,124	12.9	625,370	19.8

Total Bond Portfolio	2,832,198	77.2	2,657,812	83.9

Mortgage loans	257,534	7.0	215,521	6.8
Common stocks	891	0.0	295	0.0
Cash and short-term investments	23,176	0.6	104,011	3.3
Securities lending collateral	522,883	14.3	154,756	4.9
Other	34,276	0.9	35,251	1.1

Total investments and cash	$3,670,958	100.0%	$3,167,646	100.0%

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

     THE BOND PORTFOLIO, which constituted 77% of the Company’s total investment portfolio at June 30, 2004, had an amortized cost that was $16.1 million greater than its aggregate fair value at June 30, 2004, compared with an aggregate fair value that was $40.2 million greater than its amortized cost at December 31, 2003. The decrease in net unrealized gains on the Bond Portfolio during 2004 principally reflected the impact of the increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2004.

     At June 30, 2004, the Bond Portfolio had an aggregate fair value of $2.83 billion and an aggregate amortized cost of $2.85 billion. At June 30, 2004, the Bond Portfolio included $2.71 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $118.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2004, approximately $2.67 billion of the Bond Portfolio was investment grade, including $730.7 million of U.S. government/agency securities and mortgage-backed securities (“MBS”).

     At June 30, 2004, the Bond Portfolio included $162.9 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 3.7% of the Company’s total assets and approximately 4.4% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At June 30, 2004, the Company’s non-investment-grade portfolio consisted of 53 issues with no single issuer representing more than 10% of the total non-investment grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 18% of these assets concentrated in financial institutions, 18% concentrated in utilities, 15% concentrated in telecommunications, 13% concentrated in noncyclical consumer products, 13% concentrated in cyclical consumer products and 11% concentrated in transportation. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of June 30, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
	Issues rated by S&P/Moody’s/Fitch		Fitch, by NAIC category			Total
								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	Category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	Cost	value	cost	value	assets
AAA+ to A- (Aaa to A3) [AAA to A-]	$1,743,459	$1,728,905	1	$218,514	$220,361	$1,961,973	$1,949,266	53.10%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	586,644	585,173	2	133,572	134,857	720,216	720,030	19.61%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	49,995	50,912	3	16,138	16,342	66,133	67,254	1.83%

B+ to B- (B1 to B3) [B+ to B-]	28,665	25,953	4	7,911	8,219	36,576	34,172	0.93%

CCC+ to CCC- (Caa1 to Caa3) [CCC+ to CCC-]	8,410	6,918	5	—	—	8,410	6,918	0.19%

CC to D (Ca to C) [CC to D]	380	831	6	54,641	53,727	55,021	54,558	1.49%

TOTAL RATED ISSUES	$2,417,553	$2,398,692		$430,776	$433,506	$2,848,329	$2,832,198

     Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $118.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $0.7 million and $0.3 million in the six months of 2004 and 2003, respectively. No individual impairment loss exceeded 10% of the Company’s net income for the six months ended June 30, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At June 30, 2004, the fair value of the Company’s Bond Portfolio aggregated $2.83 billion. Of this aggregate fair value, approximately 0.2% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At June 30, 2004, approximately $1.11 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.14 million resulting in an aggregate unrealized gain of $39.9 million. At June 30, 2004, approximately $1.74 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.69 million resulting in an aggregate unrealized loss of $56.0 million. No single issuer accounted for more than 10% of unrealized losses. Unrealized losses for the Bond Portfolio and equity securities did not reflect any significant industry concentrations.

     The amortized cost of the Bond Portfolio in an unrealized loss position at June 30, 2004, by contractual maturity, is shown below.

Amortized Cost
(in thousands)

Due in one year or less	$29
Due after one year through five years	329,258
Due after five years through ten years	693,399
Due after ten years	718,781

Total	$1,741,467

     The aging of the Bond Portfolio in an unrealized loss position at June 30, 2004 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
(dollars in thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$1,106,605	$(29,141)	185	$—	$—	—	$—	$—	—	$1,106,605	$(29,141)	185
7-12	517,978	(17,522)	96	—	—	—	—	—	—	517,978	(17,522)	96
>12	33,866	(1,154)	5	5,000	(1,190)	1	—	—	—	38,866	(2,344)	6

Total	$1,658,449	$(47,817)	286	$5,000	$(1,190)	1	$—	$—	—	1,663,449	(49,007)	287

Below Investment Grade
Bonds
0-6	$62,573	$(2,487)	12	$—	$—	—	$—	$—	—	$62,573	$(2,487)	12
7-12	931	(133)	2	14,419	(4,298)	4	29	(29)	1	15,379	(4,460)	7
>12	—	—	—	66	(29)	1	—	—	—	66	(29)	1

Total	$63,504	$(2,620)	14	$14,485	$(4,327)	5	$29	$(29)	1	$78,018	$(6,976)	20

Total Bonds
0-6	$1,169,178	$(31,628)	197	$—	$—	—	$—	$—	—	$1,169,178	$(31,628)	197
7-12	518,909	(17,655)	98	14,419	(4,298)	4	29	(29)	1	533,357	(21,982)	103
>12	33,866	(1,154)	5	5,066	(1,219)	2	—	—	—	38,932	(2,373)	7

Total	$1,721,953	$(50,437)	300	$19,485	$(5,517)	6	$29	$(29)	1	$1,741,467	$(55,983)	307

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $1.4 million. The aggregate fair value of securities sold was $119.9 million, which was approximately 97.2% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 8 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at June 30, 2004 was approximately $495.0 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $95.9 million at June 30, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2004, Secured Loans consisted of $53.3 million of privately traded securities and $42.6 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 9 industries, with 59% of these assets concentrated in the utilities industry and 10% concentrated in basic industrial products. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $257.5 million at June 30, 2004 and consisted of 81 commercial first mortgage loans with an average loan balance of approximately $3.2 million, collateralized by properties located in 26 states. Approximately 41% of this portfolio was office, 25% was multifamily residential, 15% was industrial, 12% was retail and 7% was other types. At June 30, 2004, approximately 26% and 16% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At June 30, 2004, four mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 22% of this portfolio. At June 30, 2004, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At June 30, 2004, approximately 16% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $34.3 million at June 30, 2004, compared to $35.3 million at December 31, 2003, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $522.9 million at June 30, 2004, compared to $154.8 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at June 30, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At June 30, 2004, these assets had an aggregate fair value of $3.16 billion with an option-adjusted duration of 4.8 years. The Company’s fixed-rate liabilities include fixed annuity, fixed options of variable annuity and universal life insurance contracts. At June 30, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.97 billion with an option-adjusted duration of 5.2 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its June 30, 2004 levels is a loss of approximately $1.4 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Option-adjusted duration is a common measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5.0 years is expected to decrease in value by approximately 5%. The Company estimates the option-adjusted duration of its assets and liabilities using a number of different interest rate scenarios, assuming continuation of existing investment and interest crediting strategies, including maintaining an appropriate level of liquidity. Actual company and contract holder behaviors may be different than was assumed in the estimate of option-adjusted duration and these differences may be material.

     A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) have reached or are near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. In 2003, the State of New York adopted legislation reducing the minimum contractual rate that can be credited to policyholders on new contracts to 1.5%. As a result, certain contracts issued in 2004 and 2003 had a 1.5% minimum contractual guaranteed rate. This will not impact the previously issued contracts.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the six months ended June 30, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Six months ended
	June 30,	Year ended December 31,
	2004	2003	2002	2001
Average 10-year U.S. Treasury bond rate:	4.29%	4.01%	4.61%	5.02%
First SunAmerica Life Insurance Company:
Average yield on Bond Portfolio	5.26	5.77	6.98	7.01
Rate paid on average interest-bearing liabilities	3.42	3.84	4.39	4.70

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. The Company also seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Dollar Roll Repos is counterparty risk. The Company believes, however, that the counterparties to its Dollar Roll Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. The primary risk associated with MBS is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase such a security, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once such a security is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.7 million of bonds at June 30, 2004, and constituted less than 0.02% of total invested assets. At December 31, 2003, defaulted investments totaled $0.2 million of bonds and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At June 30, 2004, approximately $1.15 billion of the Bond Portfolio had an aggregate unrealized gain of $39.9 million while approximately $1.69 million of the Bond Portfolio had an aggregate unrealized loss of $56.0 million. In addition, the Company’s investment portfolio currently provides approximately $23.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of June 30, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the SEC, the Internal Revenue Service and the self-regulatory organization, the National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC, the NASD and on a federal level, which, if passed, could have an impact on the business of the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS ON FORM 8-K

     There were no current reports on Form 8-K filed during the three months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant
Date: August 13, 2004	/s/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: August 13, 2004	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications