Form 10-Q
period 2004-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2004-11-12
CIK 926897

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON NOVEMBER 12, 2004 WAS AS FOLLOWS:

Common Stock (par value $10,000.00 per share)	300 shares outstanding

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX

Page
Number(s)
Part I — Financial Information

Balance Sheet (Unaudited) - September 30, 2004 and December 31, 2003	2

Statement of Income and Comprehensive Income (Unaudited) - Three Months and Nine Months Ended September 30, 2004 and 2003	3-4

Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003	5-6

Notes to Financial Statements (Unaudited)	7-10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-26

Quantitative and Qualitative Disclosures About Market Risk	27

Disclosure Controls and Procedures	27

Part II — Other Information	28
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$41,767	$104,011
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2004, $2,884,241; December 31, 2003, $2,617,647)	2,937,472	2,657,812
Mortgage loans	267,377	215,521
Policy loans	33,222	35,251
Common stocks available for sale, at fair value (cost:
September 30, 2004, $700; December 31, 2003, $291)	703	295
Securities lending collateral	631,107	154,756

Total investments and cash	3,911,648	3,167,646

Variable annuity assets held in separate accounts	445,670	438,224
Accrued investment income	31,911	27,577
Deferred acquisition costs	156,899	161,356
Other deferred expenses	19,669	16,570
Income taxes currently receivable from Parent	—	1,360
Other assets	3,369	1,749

TOTAL ASSETS	$4,569,166	$3,814,482

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,813,326	$2,490,145
Reserves for universal life insurance contracts	227,047	232,271
Income taxes currently payable to Parent	915	—
Securities lending payable	631,107	154,756
Payable to brokers	24,518	40,852
Other liabilities	24,859	66,814

Total reserves, payables and accrued liabilities	3,721,772	2,984,838

Variable annuity liabilities related to separate accounts	445,670	438,224

Deferred income taxes	37,066	41,895

Total liabilities	4,204,508	3,464,957

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,428	259,428
Retained earnings	79,717	68,657
Accumulated other comprehensive income	22,513	18,440

Total shareholder’s equity	364,658	349,525

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,569,166	$3,814,482

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands)
REVENUES

Fee income:
Variable annuity policy fees	$2,190	$2,082	$6,557	$5,961
Universal life insurance policy fees, net of reinsurance	1,451	1,773	3,607	3,790
Surrender charges	787	392	2,093	1,223

Total fee income	4,428	4,247	12,257	10,974

Investment income	42,567	29,797	123,379	81,558
Net realized investment gains (losses)	(212)	(2,311)	(2,303)	2,391

Total revenues	46,783	31,733	133,333	94,923

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	23,124	17,057	67,216	45,364
Universal life insurance contracts	2,726	2,793	8,147	8,283

Total interest expense	25,850	19,850	75,363	53,647

General and administrative expenses	1,951	1,267	6,580	5,544
Amortization of deferred acquisition costs and other deferred expenses	7,917	7,050	24,320	18,300
Annual commissions	345	352	1,070	807
Claims on universal life contracts, net of reinsurance recoveries	950	608	2,530	2,211
Guaranteed benefits	403	125	1,382	583

Total benefits and expenses	37,416	29,252	111,245	81,092

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,367	2,481	22,088	13,831

Income tax expense	3,817	980	9,014	5,659

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,550	1,501	13,074	8,172

Cumulative effect of accounting change, net of tax	—	—	(2,014)	—

NET INCOME	$5,550	$1,501	$11,060	$8,172

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$44,969	$(770)	$5,273	$7,443

Less reclassification adjustment for net realized (gains) losses included in net income	(507)	(594)	993	(1,363)

Income tax (expense) benefit	(15,562)	478	(2,193)	(2,128)

OTHER COMPREHENSIVE INCOME (LOSS)	28,900	(886)	4,073	3,952

COMPREHENSIVE INCOME	$34,450	$615	$15,133	$12,124

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,060	$8,172
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,014	—
Interest credited to:
Fixed annuity contracts	67,216	45,364
Universal life insurance contracts	8,147	8,283
Net realized investment (gains) losses	2,303	(2,391)
Amortization (accretion) of net premiums (discounts) on investments	4,850	(470)
Amortization of deferred acquisition costs and other deferred expenses	24,320	18,300
Acquisition costs deferred	(26,721)	(47,456)
Other expenses deferred	(4,848)	(9,925)
Provision for deferred income taxes	(5,938)	11,476
Change in:
Accrued investment income	(4,334)	(4,873)
Income taxes currently payable to Parent	2,275	(387)
Other assets	(1,620)	(292)
Other liabilities	788	594
Other, net	(970)	2,341

NET CASH PROVIDED BY OPERATING ACTIVITIES	78,542	28,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(797,603)	(974,206)
Mortgage loans	(65,151)	(43,070)
Other investments, excluding short-term investments	—	(749)
Sales of:
Bonds, notes and redeemable preferred stocks	333,354	173,976
Other investments, excluding short-term investments	112	—
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	169,271	199,681
Mortgage loans	13,474	17,478
Other investments, excluding short-term investments	1,494	1,402

NET CASH USED IN INVESTING ACTIVITIES	$(345,049)	$(625,488)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$356,564	$808,160
Universal life insurance contracts	5,929	7,427
Net exchanges to (from) the fixed accounts of variable annuity contracts	(8,965)	1,520
Withdrawal payments on:
Fixed annuity contracts	(106,020)	(78,347)
Universal life insurance contracts	(6,691)	(6,141)
Claims and annuity payments on:
Fixed annuity contracts	(28,594)	(23,153)
Universal life insurance contracts	(7,960)	(9,251)
Capital contributions	—	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	204,263	740,215

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	(62,244)	143,463

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	104,011	37,955

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$41,767	$181,418

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$470

Income taxes paid to Parent	$2,757	$5,430

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, the results of its operations for the three months and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuities and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $2,014,000 ($3,098,000 pre-tax) to reflect the liability and the related impact of deferred acquisition costs (“DAC”) as of January 1, 2004.

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

The assets supporting the variable portion of variable annuities are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, other services and certain features are included in variable annuity policy fees in the statement of income and comprehensive income. Changes in liabilities for minimum guarantees are included in guaranteed benefits in the statement of income and comprehensive income. Separate account net investment income, net investment gains and losses and the related liability charges are offset within the same line item in the statement of income and comprehensive income.

The Company offers GMDB options that guarantee for virtually all contract holders, that upon death, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by policy owner. The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to guaranteed benefits, if actual experience or other evidence suggests that earlier assumptions should be revised.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

GMAV is a feature offered on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, GMAV guarantees that the account value under the contract will at least equal the amount of deposits invested during the first ninety days, adjusted for subsequent withdrawals, at the end of a ten-year waiting period. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are recognized at fair value in the balance sheet and through investment income in the statement of income and comprehensive income. The Company began offering the GMAV option in 2004. To date, variable annuity deposits with the GMAV option were immaterial.

Details concerning the Company’s guaranteed benefit exposures as of September 30, 2004 are as follows:

		Highest Specified
		Anniversary Account
		Value Minus
	Return of Net	Withdrawals Post
	Deposits	Anniversary
	(dollars in thousands)
In the event of death (GMDB):
Account value	$142,725	$612,765
Net amount at risk (a)	1,044	76,609
Average attained age of contract holders	65	62
Range of guaranteed minimum return rates	0%	0%

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, if all contract holders died at the same balance sheet date.

The following summarizes the reserve for guaranteed benefits on variable contracts reflected in the general account:

(in thousands)

Balance at January 1, 2004 (b)	$1,640
Guaranteed benefits incurred	1,382
Guaranteed benefits paid	(722)

Balance at September 30, 2004	$2,300

(b)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at September 30, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.
•	Mean investment performance assumption was 10%.
•	Volatility assumption was 16%.
•	Mortality was assumed to be 64% of the 75-80 ALB table.
•	Lapse rates vary by contract type and duration and range from 1% to 30%.
•	The discount rate was approximately 8%.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. Such amounts are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these expenses as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified $16.6 million of these expenses from DAC to other deferred expenses, which is reported on the balance sheet. For the nine months ended September 30, 2004, $4.8 million of these expenses were deferred. For the nine months ended September 30, 2004, amortization of these deferred expenses was $1.7 million. Amortization of other deferred expenses is reported as part of amortization of deferred acquisition costs and other deferred expenses on the statement of income and comprehensive income. Prior period balance sheet and statement of income and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	CONTINGENT LIABILITIES

At September 30, 2004, the Company has commitments to purchase approximately $7,000,000 of asset-backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $2,000,000 in 2004 and $5,000,000 in 2007.

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

On October 31, 2003, the Company became a party to an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of up to $5,000,000. This commitment expires on October 28, 2005. There was no outstanding balance under this agreement at September 30, 2004.

On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts earned by the Company under this agreement totaled $1.3 million in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $1.2 million was paid under a different agreement in 2003.

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and nine months ended September 30, 2004 and 2003 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $1.3 million in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $1.2 million was paid under a different agreement in 2003.

CRITICAL ACCOUNTING POLICIES

     The Company considers its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $18.0 million at September 30, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $473.2 million at September 30, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: The Company amortizes deferred acquisition costs (“DAC”) and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies over the estimated lives of the fund deposits on a straight-line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and increased when future EGPs are decreased. Approximately 69% of the Company’s DAC balance at September 30, 2004 related to fixed annuity and universal life products and 31% related to variable annuity products.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits (“GMDB”) and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These assumptions included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgement, which can, at times, be subjective.

RESULTS OF OPERATIONS

     NET INCOME totaled $5.6 million in the third quarter of 2004 compared with $1.5 million in the third quarter of 2003. For the nine months ended September 30, 2004, net income amounted to $11.1 million, compared to $8.2 million in 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $9.4 million in the third quarter of 2004, compared with $2.5 million in the third quarter of 2003. For the nine months, pretax income before cumulative effect of accounting change totaled $22.1 million in 2004, compared to $13.8 million in 2003. The increase in the third quarter and nine months of 2004 compared to 2003 was primarily due to higher net investment spread, partially offset by higher DAC amortization and net realized investment losses.

     INCOME TAX EXPENSE totaled $3.8 million in the third quarter of 2004 compared with $1.0 million in the third quarter of 2003, $9.0 million in the nine months of 2004 and $5.7 million in the nine months of 2003 representing effective tax rates of 41%, 40%, 41% and 41%, respectively.

     NET INVESTMENT SPREAD, a non-GAAP measure, which represents investment income earned on invested assets less interest credited to fixed annuity contracts and universal life insurance contracts is a key measurement used by the Company in evaluating the profitability of its business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stock. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes cash collateral received from a securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	(in thousands)

Investment income	$42,567	$29,797	$123,379	$81,558
Interest credited to fixed annuity contracts	(23,124)	(17,057)	(67,216)	(45,364)
Interest credited to universal life insurance contracts	(2,726)	(2,793)	(8,147)	(8,283)

Net investment spread	16,717	9,947	48,016	27,911

Net realized investment gains (losses)	(212)	(2,311)	(2,303)	2,391
Fee income, net of reinsurance	4,428	4,247	12,257	10,974
General and administrative expenses, net of deferrals	(1,951)	(1,267)	(6,580)	(5,544)
Amortization of DAC and other deferred expenses	(7,917)	(7,050)	(24,320)	(18,300)
Annual commissions	(345)	(352)	(1,070)	(807)
Claims on UL contracts, net of reinsurance recoveries	(950)	(608)	(2,530)	(2,211)
Guaranteed benefits	(403)	(125)	(1,382)	(583)

Pretax income before cumulative effect of accounting change	$9,367	$2,481	$22,088	$13,831

     Net investment spread totaled $16.7 million in the third quarter of 2004, compared to $9.9 million in the third quarter of 2003. These amounts equal 2.09% on average invested assets (computed on a daily basis) of $3.20 billion in the third quarter of 2004 and 1.83% on average invested assets of $2.18 billion in the third quarter of 2003. For the nine months, net investment spread increased to $48.0 million in 2004 from $27.9 million in 2003 representing 2.06% of average invested assets of $3.11 billion in 2004 and 1.93% of average invested assets of $1.93 billion in 2003 on an annualized basis. The increase in the net investment spread rate was primarily due to the decline in overall rates paid in 2004 compared to 2003, as the Company issued new fixed annuities at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

	(in thousands)

Net investment spread	$16,717	$9,947	$48,016	$27,911
Average invested assets	3,197,305	2,176,691	3,114,340	1,927,491
Average interest-bearing liabilities	3,019,150	2,087,403	2,934,747	1,821,448

Yield on average invested assets	5.33%	5.48%	5.28%	5.64%
Rate paid on average interest-bearing liabilities	3.42	3.80	3.42	3.93

Difference between yield and interest rate paid	1.91%	1.68%	1.86%	1.71%

Net investment spread as a percentage of average invested assets	2.09%	1.83%	2.06%	1.93%

     Growth in average invested assets resulted primarily from sales of fixed annuities since June 30, 2003 through an increased number of fixed annuity distribution partners in New York. Changes in average invested assets also reflect sales of fixed account options of the Company’s variable annuity products, and renewal deposits on its universal life products (“UL Deposits”). Sales of fixed annuities and fixed account options (“Fixed Annuity Deposits”) and UL Deposits totaled $73.0 million in the third quarter of 2004 and $339.6 million in the third quarter of 2003, $362.0 million in the nine months of 2004 and $815.6 million in the nine months of 2003. The Company’s fixed annuity sales have declined each quarter since the fourth quarter of 2003 due to the Company’s pricing action in response to an extremely low interest rate environment, as well as the impact of increased rates on other competing savings alternatives, including bank certificates of deposit. In response to the low interest rate environment, the Company reduced the minimum rate paid on its fixed annuity products below the historically prevailing rate in order to maintain the appropriate margin. The Company does not intend to write business below its targeted rates of return to gain market and anticipates continued lower sales levels in Fixed Annuity Deposits in coming months until the interest rate environment improves.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $178.2 million in the third quarter of 2004, compared with $89.3 million in the third quarter of 2003. For the nine months, average invested assets exceeded average interest-bearing liabilities by $179.6 million in 2004, compared with $106.0 million in 2003. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.91% in the third quarter of 2004, 1.68% in the third quarter of 2003, 1.86% in the nine months of 2004 and 1.71% in the nine months of 2003.

     Investment income (and the related yields on average invested assets) totaled $42.6 million (5.33%) in the third quarter of 2004, $29.8 million (5.48%) in the third quarter of 2003, $123.4 million (5.28%) in the nine months of 2004 and $81.6 million (5.64%) in the nine months of 2003. The decrease in the investment yield in 2004 compared to 2003 primarily reflects the historically low prevailing interest rate environment that has persisted throughout 2003 and 2004. Expenses incurred to manage the investment portfolio amounted to $0.3 million in the third quarter of 2004, $0.2 million in the third quarter of 2003, $0.9 million in the nine months of 2004 and $0.5 million in the nine months of 2003. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense totaled $25.9 million in the third quarter of 2004 and $19.9 million in the third quarter of 2003. For the nine months, interest expense aggregated $75.4 million in 2004, compared with $53.6 million in 2003. The average rate paid on all interest-bearing liabilities was 3.42% in the third quarter of 2004 compared with 3.80% in the third quarter of 2003. For nine months, the average rate paid on all interest-bearing liabilities was 3.42% for 2004 and 3.93% for 2003. Interest-bearing liabilities averaged $3.02 billion during the third quarter of 2004, $2.09 billion during the third quarter of 2003, $2.93 billion during the nine months of 2004 and $1.82 billion during the nine months of 2003. The decline in overall rates paid in 2004 compared to 2003 resulted primarily from the impact of a lower interest rate environment, as the Company issued new fixed annuities at rates substantially below the prior year average rates.

     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $0.2 million of losses in the third quarter of 2004, compared to $2.3 million in the third quarter of 2003 and include impairment writedowns of $0.04 million and $2.3 million, respectively. For the nine months, net realized investment losses totaled $2.3 million in 2004, compared with net realized investment gains of $2.4 million in 2003 and include impairment writedowns of $0.8 million and $2.6 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $0.2 million in the third quarter of 2004, compared to no realized gains or losses in the third quarter of 2003. For the nine months, net realized losses from sales and redemptions of investments totaled $1.5 million in 2004, compared to net realized gains of $5.0 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $131.5 million in the third quarter of 2004, $136.5 million in the third quarter of 2003, $519.2 million in the nine months of 2004 and $387.7 million in the nine months of 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.02%, 0.00%, 0.07% and 0.35% of average invested assets in the third quarter of 2004, the third quarter of 2003, the nine months of 2004 and the nine months of 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $0.04 million, $2.3 million, $0.8 million and $2.6 million of provisions applied to bonds in the third quarter of 2004, the third quarter of 2003, the nine months of 2004 and the nine months of 2003, respectively. On an annualized basis, impairment writedowns represent 0.01%, 0.43%, 0.03% and 0.18% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2004, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.00% to 3.99% and have averaged 0.73%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are primarily based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $2.2 million in the third quarter of 2004 and $2.1 million in the third quarter of 2003. For the nine months variable annuity policy fees totaled $6.6 million in 2004 and $6.0 million in 2003. The increased fees in 2004 as compared to 2003 primarily reflect the improved equity market conditions in early 2004 and the latter part of 2003, and the resulting favorable impact on market values of assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 2.0%, of average variable annuity assets in all periods presented. Variable annuity assets averaged $438.3 million, $418.9 million, $444.2 million and $404.9 million during the respective periods. Sales of variable annuity products (which include deposits allocated to the fixed accounts) amounted to $18.2 million, $52.8 million, $71.7 million and $98.0 million in the third quarters and the nine months of 2004 and 2003, respectively. The decrease in 2004 is due to lower sales on certain products with features that have been discontinued.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $1.5 million in the third quarters of 2004 and $1.8 million in the third quarter of 2003 net of reinsurance premiums of $1.7 million and $1.4 million respectively. For the nine months, universal life insurance policy fees totaled $3.6 million in 2004 and $3.8 million in 2003, net of reinsurance premiums of $5.7 million and $5.5 million respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent annualized 2.6%, 3.0%, 2.1% and 2.2% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $0.8 million in the third quarter of 2004 and $0.4 million in the third quarter of 2003. For the nine months, such surrender charges totaled $2.1 million in 2004 and $1.2 million in 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $2.0 million in the third quarter of 2004 and $1.3 million in the third quarter of 2003. For the nine months, general administrative expenses totaled $6.6 million in 2004 and $5.5 million in 2003. The increase in 2004 results from significantly larger blocks of administrative expenses related to fixed contracts. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $7.9 million in the third quarter of 2004, compared to $7.1 million in the third quarter of 2003. For the nine months, such amortization totaled $24.3 million in 2004, compared to $18.3 million in 2003. The increase in amortization in 2004 was primarily related to the increase in investment spread from a growing block of fixed annuities, partially offset by the decrease in amortization related to the higher net realized investment losses.

     ANNUAL COMMISSIONS totaled $0.3 million in the third quarter of 2004 and $0.4 million in the third quarter of 2003. For the nine months, annual commissions totaled $1.1 million in 2004 and $0.8 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s products. Substantially all of the Company’s currently available annuity products allow for an annual commission payment option in return for a lower immediate commission.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $1.0 million in the third quarters of 2004, compared to $0.6 million in 2003 (net of reinsurance recoveries of $ 2.1 million in the third quarter of 2004 and $1.2 million in the third quarter of 2003). For the nine months, such claims totaled $2.5 million in 2004, compared to $2.2 million in 2003 (net of reinsurance recoveries of $4.2 million in 2004 and $3.1 million in 2003).

     With respect to its reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. Due to the high credit ratings and periodic monitoring of these ratings of the reinsurers, such risks are considered to be minimal.

     GUARANTEED BENEFITS on variable annuity contracts totaled $0.4 million in the third quarter of 2004 compared with $0.1 million in the third quarter of 2003. For the nine months, guaranteed benefits paid or accrued amounted to $1.4 million in 2004 and $0.6 million in 2003. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) are issued on a majority of the Company’s variable annuity products. GMDB provides that upon death, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the equity markets may exceed contract holder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. On January 1, 2004, the Company recorded a liability for GMDB (see Note 2 of Notes to Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in June of 2004. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contracts, adjusted for subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMAV benefit is recorded in investment income in the accompanying statement of income and comprehensive income. In 2004, variable annuity deposits with the GMAV option were immaterial. However, they are expected to become a more significant component of future sales.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $364.7 million at September 30, 2004 from $349.5 million at December 31, 2003, due to $11.1 million of net income and $4.1 million increase in unrealized gains, net of the effect on taxes and DAC.

     INVESTMENTS AND CASH at September 30, 2004 totaled $3.91 billion, compared with $3.17 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

	(in thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$27,501	0.7%	$18,054	0.6%
Mortgage-backed securities	733,643	18.8	587,080	18.5
Securities of public utilities	151,163	3.9	120,480	3.8
Corporate bonds and notes	1,593,515	40.7	1,414,062	44.6
Other debt securities	431,650	11.0	518,136	16.4

Total Bond Portfolio	2,937,472	75.1	2,657,812	83.9

Mortgage loans	267,377	6.8	215,521	6.8
Common stocks	703	0.0	295	0.0
Cash and short-term investments	41,767	1.1	104,011	3.3
Securities lending collateral	631,107	16.1	154,756	4.9
Other	33,222	0.9	35,251	1.1

Total investments and cash	$3,911,648	100.0%	$3,167,646	100.0%

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

     THE BOND PORTFOLIO, which constituted 75% of the Company’s total investment portfolio at September 30, 2004, had an aggregate fair value that was $53.2 million greater than its amortized cost at September 30, 2004, compared with $40.2 million at December 31, 2003. The increase in net unrealized gains on the Bond Portfolio during 2004 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2004.

     At September 30, 2004, the Bond Portfolio had an aggregate fair value of $2.94 billion and an aggregate amortized cost of $2.88 billion. At September 30, 2004, the Bond Portfolio included $2.85 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $86.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2004, approximately $2.82 billion of the Bond Portfolio was investment grade, including $761.1 million of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At September 30, 2004, the Bond Portfolio included $120.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 2.64% of the Company’s total assets and approximately 3.08% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2004, the Company’s non-investment-grade portfolio consisted of 47 issues with no single issuer representing more than 10% of the total non-investment-grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 27% concentrated in telecommunications, 17% concentrated in cyclical consumer products, 15% concentrated in financial institutions, 10% concentrated in transportation and 10% concentrated in basic industrial. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of September 30, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent of
		Estimated	NAIC		Estimated		Estimated	total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$1,780,809	$1,811,352	1	$208,929	$215,655	$1,989,738	$2,027,007	51.82%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	599,527	614,145	2	171,605	175,873	771,132	790,018	20.20%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	53,377	54,053	3	30,963	31,456	84,340	85,509	2.19%

B+ to B- (B1 to B3) [B+ to B-]	28,242	24,463	4	1,600	2,028	29,842	26,491	0.68%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	8,304	6,627	5	—	—	8,304	6,627	0.17%

CC to D (Ca to C) [CC to D]	730	1,079	6	155	741	885	1,820	0.05%

TOTAL RATED ISSUES	$2,470,989	$2,511,719		$413,252	$425,753	$2,884,241	$2,937,472

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $86.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $0.8 million and $2.6 million in the nine months of 2004 and 2003, respectively. No individual impairment loss exceeded 10% of the Company’s net income for the nine months ended September 30, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At September 30, 2004, the fair value of the Company’s Bond Portfolio aggregated $2.94 billion. Of this aggregate fair value, approximately 0.2% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At September 30, 2004, approximately $2.10 billion, at amortized cost, of the Bond Portfolio had a fair value of $2.17 billion resulting in an aggregate unrealized gain of $71.2 million. At September 30, 2004, approximately $783.1 million, at amortized cost, of the Bond Portfolio had a fair value of $765.1 million resulting in an aggregate unrealized loss of $18.0 million. One issuer accounted for 23% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses. Approximately 25%, 24%, and 18% of unrealized losses were on the financial institutions, transportation, and telecommunications industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2004, by contractual maturity, is shown below.

Amortized Cost
(in thousands)

Due in one year or less	$—
Due after one year through five years	168,218
Due after five years through ten years	312,335
Due after ten years	302,527

Total	$783,080

     The aging of the Bond Portfolio in an unrealized loss position at September 30, 2004 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$524,375	$(6,050)	83	$—	$—	—	$—	$—	—	$524,375	$(6,050)	83
7-12	100,261	(2,681)	20	—	—	—	—	—	—	100,261	(2,681)	20
>12	103,263	(1,808)	21	—	—	—	—	—	—	103,263	(1,808)	21

Total	$727,899	$(10,539)	124	$—	$—	—	$—	$—	—	$727,899	$(10,539)	124

Below Investment Grade Bonds
0-6	$27,998	$(1,032)	9	$350	$(121)	1	$—	$—	—	$28,348	$(1,153)	10
7-12	11,703	(523)	1	—	—	—	—	—	—	11,703	(523)	1
>12	—	—	—	7,086	(1,674)	4	8,044	(4,124)	1	15,130	(5,798)	5

Total	$39,701	$(1,555)	10	$7,436	$(1,795)	5	$8,044	$(4,124)	1	$55,181	$(7,474)	16

Total Bonds
0-6	$552,373	$(7,082)	92	$350	$(121)	1	$—	$—	—	$552,723	$(7,203)	93
7-12	111,964	(3,204)	21	—	—	—	—	—	—	111,964	(3,204)	21
>12	103,263	(1,808)	21	7,086	(1,674)	4	8,044	(4,124)	1	118,393	(7,606)	26

Total	$767,600	$(12,094)	134	$7,436	$(1,795)	5	$8,044	$(4,124)	1	$783,080	$(18,013)	140

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $1.5 million. The aggregate fair value of securities sold was $146.3 million, which was approximately 97.4% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 15 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at September 30, 2004 was approximately $473.2 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $109.9 million at September 30, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2004, Secured Loans consisted of $52.2 million of privately traded securities and $57.7 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 9 industries, with 68% of these assets concentrated in the utilities industry. No other industry concentration constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $267.4 million at September 30, 2004 and consisted of 77 commercial first mortgage loans with an average loan balance of approximately $3.5 million, collateralized by properties located in 26 states. Approximately 40% of this portfolio was office, 24% was multifamily residential, 16% was industrial, 14% was retail and 6% was other types. At September 30, 2004, approximately 26% and 15% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2004, six mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 30% of this portfolio. At September 30, 2004, approximately 17% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At September 30, 2004, approximately 13% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $33.2 million at September 30, 2004, compared to $35.3 million at December 31, 2003, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $631.1 million at September 30, 2004, compared to $154.8 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company’s fixed annuity and universal life reserves had surrender penalties or other restrictions at September 30, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and policy loans. At September 30, 2004, these assets had an aggregate fair value of $3.30 billion with an option-adjusted duration of 4.8 years. The Company’s fixed-rate liabilities include fixed annuity, fixed options of variable annuities and universal life insurance contracts. At September 30, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $3.00 billion with an option-adjusted duration of 5.2 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its September 30, 2004 levels is a loss of approximately $0.9 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the nine months ended September 30, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Nine months ended
	September 30,	Year ended December 31,
	2004	2003	2002	2001
Average 10-year U.S. Treasury bond rate:	4.29%	4.01%	4.61%	5.02%
First SunAmerica Life Insurance Company:
Average yield on Bond Portfolio	5.28	5.77	6.98	7.01
Rate paid on average interest-bearing liabilities	3.42	3.84	4.39	4.70

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.6 million of bonds at September 30, 2004, and constituted less than 0.04% of total invested assets. At December 31, 2003, defaulted investments totaled $0.2 million of bonds and constituted less than 0.01% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At September 30, 2004, approximately $2.17 billion of the Bond Portfolio had an aggregate unrealized gain of $71.2 million while approximately $765.1 million of the Bond Portfolio had an aggregate unrealized loss of $18.0 million. In addition, the Company’s investment portfolio currently provides approximately $23.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. (For further discussion see Note 2 of Notes to Financial Statements.)

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of September 30, 2004.

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

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC, the NASD and on a federal level, which could have an impact on the business of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 to 24 herein.

DISCLOSURE CONTROLS AND PROCEDURES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     See accompanying Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date: November 12, 2004	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President, Chief Financial Officer and Director

Date: November 12, 2004	/s/ STEWART POLAKOV Stewart Polakov Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications