Form 10-K
period 2004-12-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2005-04-15
CIK 926897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number 33-5014

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729
I.R.S. Employer
Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 996-9786

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes ☑ No ☐

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☑

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). Yes ☐ No ☑

     AS THE REGISTRANT IS AN INDIRECT WHOLLY OWNED SUBSIDIARY OF AMERICAN INTERNATIONAL GROUP, INC., NONE OF THE REGISTRANT’S COMMON STOCK IS HELD BY NON-AFFILIATES OF THE REGISTRANT.

     AS OF APRIL 15, 2005, THERE WERE OUTSTANDING 300 SHARES OF COMMON STOCK, $10,000 PAR VALUE PER SHARE, OF THE REGISTRANT.

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     First SunAmerica Life Insurance Company (the “Company”) was incorporated under the laws of the State of New York on December 5, 1978. The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement services and asset management.

     The Company has one employee, however, employees of AIGRS and other affiliates of the Company perform various services for the Company. AIGRS had approximately 1,900 employees at December 31, 2004, approximately 700 of whom perform services for the Company as well as for certain of its affiliates.

     Founded in 1978, the Company is licensed in the States of New York, New Mexico and Nebraska and issues a portfolio of single-premium fixed and flexible-premium variable annuity contracts. The Company’s fixed annuity products offer investors a broad spectrum of fixed-fund alternatives. The Company’s variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate options (“Fixed Options”).

     The Company is a life insurance company principally engaged in the business of issuing fixed and variable annuity contracts for retirement savings. The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 51 million to 69 million from 1994 to 2003, making this age group the fastest-growing segment of the U.S. population. Between 1994 and 2003, annual industry premiums from fixed and variable annuity contracts increased from $155 billion to $267 billion.

     Benefiting from continued strong growth of the retirement services market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its operations on the sale of annuity contracts.

     Substantially all of the Company’s revenues are derived from the State of New York. Products are marketed through financial institutions, full-service securities firms, independent general insurance agents, as well as affiliated and independent broker-dealers. In total, approximately 10,600 independent sales representatives are licensed to sell the Company’s annuity products in three states. Two financial institutions represented approximately 13% and 11% of deposits in the year ended December 31, 2004. One financial institution represented approximately 16% and one independent broker-dealer represented approximately 15% of deposits in the year ended December 31, 2003. One financial institution represented approximately 19% of deposits in the year ended December 31, 2002. No other independent selling organization was responsible for more than 10% of deposits for any such periods.

     For the year ended December 31, 2004, the Company’s investment income and net realized investment losses and fee income by primary product line or service are as follows:

INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service

(in thousands, except for percentages)

Fee income:
Variable annuity policy fees	$8,903	4.7%	Variable annuity contracts
Universal life insurance policy fees, net of reinsurance	5,354	2.8	Universal life products
Premium on reinsurance contract	6,586	3.5	Life products
Surrender charges	2,999	1.6	Fixed and variable annuity contracts

Total fee income	23,842	12.6

Investment income	167,371	88.8	Fixed annuity contracts and Fixed Options

Net realized investment losses	(2,655)	(1.4)	Fixed annuity contracts and Fixed Options

Total	$188,558	100.0%

ANNUITY OPERATIONS – GENERAL ACCOUNT

     Approximately $444.9 million of the Company’s deposits were for fixed annuity contracts in 2004 representing 82% of all deposits. The Company’s general account obligations are fixed-rate products, including fixed annuity contracts as well as universal life insurance contracts issued in prior years and Fixed Options (collectively “Fixed-Rate Products”). The Company offers single-premium and flexible-premium deferred annuity contracts that provide interest rate guarantees of certain periods ranging up to ten years. The Company also offers Fixed Options with similar guarantees. Although the Company’s annuity contracts remain in force an average of seven to ten years, approximately 93% of the Fixed-Rate Products, reprice annually at discretionary rates determined by the Company subject to a minimum rate guarantee, ranging from 1.5% to 4.0%, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 2004 was approximately $41,000.

     The Company designs its Fixed-Rate Products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed-rate obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 83% of the Company’s reserves for Fixed-Rate Products had incentives, surrender penalties and/or other restrictions at December 31, 2004.

ANNUITY OPERATIONS – SEPARATE ACCOUNT

     The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as Fixed Options. The Company earns fees on the variable account options of its variable annuity products held in separate accounts and net investment income on the Fixed Options held in the general account. Variable annuity contracts offer retirement planning features similar to those offered by fixed annuity contracts, but differ in that the contract holder’s rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contract holder. Because the investment risk is generally borne by the customer in all but the Fixed Options, these products require significantly less capital support than fixed annuity contracts.

     At December 31, 2004, total variable product liabilities were $805.6 million, of which $488.0 million were held in separate accounts and $317.6 million were the liabilities of the Fixed Options, which are held in the general account. The Company’s variable annuity products incorporate incentives, surrender charges and/or other restrictions to encourage persistency. At December 31, 2004, 82% of the Company’s variable annuity liabilities held in the separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2004 was approximately $79,000.

INVESTMENT OPERATIONS

     The Company believes a portfolio principally composed of fixed-rate investments that generate predictable rates of return should back it’s liabilities for Fixed-Rate Products. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by an affiliate of AIG. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of contract holders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of contract holders rather than security holders.

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of December 31, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the SEC, the Internal Revenue Service and the self-regulatory organization, the National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the life insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in the Employee Retirement Income Security Act regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), suitability, revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC, the NASD and on a federal level, which if adopted could have an impact on the business of the Company.

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers’ funds with a variety of investment products offered by financial services companies, other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2003, net annuity premiums written among the top 100 companies ranged from approximately $79 million to approximately $20 billion annually. In 2003, the Company together with its affiliates ranked third largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

AVAILABLE INFORMATION

The Company files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov. Additionally, any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company does not maintain a website.

The Company makes available free of charge, Annual Reports on Form 10-K, Quarterly Reports of Form 10-Q and Current Reports of Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to the SEC.

ITEM 2. PROPERTIES

     The Company’s executive offices and its principal office are in leased premises at 733 Third Avenue, 4th Floor, New York, New York 10017. The Company, through an affiliate, also leases office space in Los Angeles and Woodland Hills, California.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations of cash flows of the Company.

     The Company’s ultimate parent, AIG, has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the SEC and from AIG’s decision to review the accounting treatment of certain additional items. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG, resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us. While the outcome of this investigation is not determinable at this time, management believes that the ultimate outcome will not have a material adverse effect on Company operating results, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

	Years Ended December 31,
	2004	2003	2002	2001	2000

	(in thousands)

RESULTS OF OPERATIONS

Fee income, net of reinsurance	$23,842	$15,110	$17,133	$15,997	$19,979
Investment income	167,371	119,730	97,327	100,952	119,729
Net realized investment gains (losses)	(2,655)	2,417	(10,025)	(19,266)	(20,779)

Total revenues	188,558	137,257	104,435	97,683	118,929

Interest expense	101,025	76,707	58,675	63,135	77,460
Amortization of bonus interest	2,411	1,038	248	38	33
General and administrative expenses	7,711	6,036	8,112	4,341	4,945
Amortization of deferred acquisition costs and other deferred expenses	31,772	19,526	16,119	11,591	19,366
Annual commissions	1,554	1,038	771	724	619
Commissions on reinsurance contract	3,034	—	—	—	—
Claims on universal life insurance contracts, net of reinsurance recoveries	3,905	3,098	2,985	2,415	4,897
Claims on reinsurance contract	2,616	—	—	—	—
Guaranteed benefits	1,193	816	1,735	546	4

Total benefits and expenses	155,221	108,259	88,645	82,790	107,324

Pretax income before cumulative effect of accounting change	33,337	28,998	15,790	14,893	11,605

Income tax expense	7,899	12,081	9,032	6,180	4,325

Income before cumulative effect of accounting change	25,438	16,917	6,758	8,713	7,280
Cumulative effect of accounting change, net of tax	(2,013)	—	—	(520)	—

NET INCOME	$23,425	$16,917	$6,758	$8,193	$7,280

In 2004, the Company adopted Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, the effect of which was recorded as a cumulative effect of accounting change. In 2001, the Company adopted Emerging Issue Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, the effect of which was recorded as a cumulative effect of accounting change.

The results of operations for 2004, 2003 and 2002 are affected by the agreement with AIG SunAmerica Asset Management Corp. (See Notes 12 of the Notes to Financial Statements).

	December 31,
	2004	2003	2002	2001	2000

	(in thousands)

FINANCIAL POSITION
Investments and cash	$3,824,390	$3,167,646	$1,707,804	$1,367,698	$1,486,247
Variable annuity assets held in separate accounts	488,046	438,224	399,017	514,203	565,547
Deferred acquisition costs and other deferred expenses	176,868	177,926	104,459	100,182	124,451
Deferred income taxes	—	—	—	1,947	7,914
Other assets	41,519	30,686	28,106	14,573	30,214

TOTAL ASSETS	$4,530,823	$3,814,482	$2,239,386	$1,998,603	$2,214,373

Reserves for fixed annuity contracts	$2,863,048	$2,490,145	$1,290,702	$1,024,830	$1,186,996
Reserves for universal life insurance contracts	226,133	232,271	237,862	248,161	249,987
Variable annuity liabilities related to separate accounts	488,046	438,224	399,017	514,203	565,547
Other payables and accrued liabilities	551,991	262,422	68,373	17,830	24,215
Deferred income taxes	25,092	41,895	30,394	—	—
Shareholder’s equity	376,513	349,525	213,038	193,579	187,628

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,530,823	$3,814,482	$2,239,386	$1,998,603	$2,214,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the years ended December 31, 2004 (“2004”), 2003 (“2003”) and 2002 (“2002”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the life insurance industry generally, such as pricing, competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

     The Company has one business segment, annuity operations, which consist of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuity contracts and universal life insurance contracts. The Company focuses primarily on the marketing of fixed annuity contracts. The Company’s variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate options (“Fixed Options”).

     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo pays to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $1.5 million in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.2 million, $1.6 million and $1.8 million in 2004, 2003 and 2002, respectively, was paid under a different agreement that expired in early 2004.

     On November 1, 2004 the Company entered a contract to reinsure credit life and health insurance policies. The Company receives a share of premium for the reinsured policies and will indemnify the reinsured for a proportionate share of these liabilities while the reinsured retains the assets and corresponding reserve liabilities. The contract is considered modified coinsurance and as such the reinsurance claims payable is offset against reinsurance premiums receivable and included in other assets on the balance sheet. The treaty is for one year with the option to renew annually and may be terminated by either party with 180 days advance notice.

CRITICAL ACCOUNTING POLICIES

     The Company considers its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs (“DAC”) and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $13.5 million at December 31, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s bond portfolio with a carrying value of approximately $464.7 million at December 31, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. The Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies over the estimated lives of the fund deposits on a straight-line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees, assumed future growth rates of variable annuity assets and the level of expenses necessary to maintain the policies.

The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and amortization is increased when future EGPs are decreased. Approximately 69% of the Company’s DAC balance at December 31, 2004 related to fixed annuity contracts and universal life insurance contracts and 31% related to variable annuity contracts.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which was adopted on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These assumptions included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.

RESULTS OF OPERATIONS

     NET INCOME totaled $23.4 million in 2004, compared with $16.9 million in 2003 and $6.8 million in 2002.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $33.3 million in 2004, compared with $29.0 million in 2003 and $15.8 million in 2002. The increase in 2004 compared to 2003 was primarily due to growth in average invested assets from the sales of annuity products and effective management of interest crediting rates in response to the lower investment yields available in a declining interest rate environment, partially offset by higher DAC amortization and net realized investment losses. The increase in 2003 compared to 2002 was primarily due to decreased net realized investment losses.

     INCOME TAX EXPENSE totaled $7.9 million in 2004, $12.1 million in 2003 and $9.0 million in 2002, representing effective tax rates of 24%, 42% and 57%, respectively. The tax expense in 2004 included the benefit of $6.6 million resulting from the reduction of the prior year tax liability based on additional information becoming available. Excluding this benefit the effective tax rate is 44% in 2004. See Note 11 of the Notes to Financial Statements for a reconciliation of income tax expense to the federal statutory rate.

     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to fixed-rate products, including fixed annuity contracts as well as universal life insurance contracts issued in prior years and Fixed Options (collectively “Fixed-Rate Products”) is a key measurement used by the Company in evaluating the profitability of its annuity business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes collateral received from a securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

Investment income	$167,371	$119,730	$97,327
Interest credited to fixed annuity contracts	(90,167)	(65,631)	(47,186)
Interest credited to universal life insurance contracts	(10,858)	(11,076)	(11,489)

Net investment spread	66,346	43,023	38,652

Net realized investment gains (losses)	(2,655)	2,417	(10,025)
Fee income, net of reinsurance	23,842	15,110	17,133
Amortization of bonus interest	(2,411)	(1,038)	(248)
General and administrative expenses	(7,711)	(6,036)	(8,112)
Amortization of DAC	(31,772)	(19,526)	(16,119)
Annual commissions	(1,554)	(1,038)	(771)
Commissions on reinsurance contract	(3,034)	—	—
Claims on UL contracts, net of reinsurance recoveries	(3,905)	(3,098)	(2,985)
Claims on reinsurance contract	(2,616)	—	—
Guaranteed benefits	(1,193)	(816)	(1,735)

Pretax income before cumulative effect of accounting change	$33,337	$28,998	$15,790

     Net investment spread totaled $66.3 million in 2004, $43.0 million in 2003 and $38.7 million in 2002. These amounts equal 2.11% on average invested assets (computed on a daily basis) of $3.14 billion in 2004, 2.04% on average invested assets of $2.11 billion in 2003 and 2.68% on average invested assets of $1.44 billion in 2002. The increase in the net investment spread rate was primarily due to the decline in overall rates paid in 2004 compared to 2003, as the Company issued new fixed annuity contracts at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Years Ended December 31,
	2004	2003	2002

	(dollars in thousands)

Net investment spread	$66,346	$43,023	$38,652
Average invested assets	3,141,750	2,112,881	1,443,812
Average interest-bearing liabilities	2,964,236	1,999,701	1,335,113

Yield on average invested assets	5.33%	5.67%	6.74%
Rate paid on average interest-bearing liabilities	3.41	3.84	4.39
Difference between yield and interest rate paid	1.92	1.83	2.35
Net investment spread as a percentage of average invested assets	2.11%	2.04%	2.68%

     Growth in average invested assets resulted primarily from sales of Fixed Options since the latter half of 2003. Sales of fixed annuity contracts and Fixed Options totaled $444.9 million in 2004, $1.29 billion in 2003 and $400.0 million in 2002, and are primarily deposits on fixed annuity contracts. On an annualized basis, these deposits represent 17%, 84% and 31%, respectively, of the related reserve balances at the beginning of the respective periods. The Company’s sales of fixed annuity contracts have declined throughout 2004 as new competitors entered the bank annuity market. New competitors often accept low returns to gain market share, but often increase their spreads as the volume strains their capital and they return to more rational pricing targets. We expect our market share in New York to increase as these competitors offer rationally priced products.

     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-

bearing liabilities by $177.5 million in 2004, compared with $113.2 million in 2003 and $108.7 million in 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.92% in 2004, 1.83% in 2003 and 2.35% in 2002.

     Investment income (and the related yields on average invested assets) totaled $167.4 million (5.33%) in 2004, compared with $119.7 million (5.67%) in 2003 and $97.3 million (6.74%) in 2002. The decrease in the investment yield in 2004 compared to 2003 primarily reflects the reinvestment of maturing investments in the historically low prevailing interest rate environment that has persisted throughout 2003 and 2004. Expenses incurred to manage the investment portfolio amounted to $1.5 million in 2004, $0.7 million in 2003 and $0.6 million in 2002. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $101.0 million (3.41%) in 2004, $76.7 million (3.84%) in 2003 and $58.7 million (4.39%) in 2002. Interest-bearing liabilities averaged $2.96 billion during 2004, $2.00 billion during 2003 and $1.34 billion during 2002. The decline in overall rates paid in 2004 compared to 2003 resulted primarily from the impact of a lower interest rate environment, as the Company issued and renewed new fixed annuity contracts at rates substantially below the prior year average rates.

     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $2.7 million of losses in 2004, compared with $2.4 million of gains in 2003 and $10.0 million of losses in 2002 and include impairment writedowns of $0.8 million, $3.1 million and $9.5 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $1.9 million in 2004, compared with net realized gains of $5.5 million in 2003 and $0.5 million of losses in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $630.1 million in 2004, $715.0 million in 2003 and $370.9 million in 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.06%, 0.26% and 0.04% of average invested assets for 2004, 2003 and 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $0.8 million, $3.1 million and $9.5 million of provisions principally applied to bonds in 2004, 2003 and 2002, respectively. Impairment writedowns represent 0.02%, 0.15% and 0.66% of average invested assets in the respective periods. For the five years ended December 31, 2004, impairment writedowns as a percentage of average invested assets have ranged from 0.02% to 1.23% and have averaged 0.65%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $8.9 million in 2004, $8.1 million in 2003 and $9.0 million in 2002. The increased fees in 2004 compared to 2003 primarily reflect the improved equity market conditions in 2004 and the latter part of 2003, and the resulting favorable impact on market values of assets in the separate accounts. Variable annuity policy fees represent 2.0%, 2.0% and 1.9% of average variable annuity assets in 2004, 2003 and 2002, respectively. Variable annuity assets averaged $449.4 million, $410.1 million and $462.3 million during the respective periods. Variable annuity deposits which include the Fixed Options totaled $97.3 million, $142.6 million and $101.3 million in 2004, 2003 and 2002, respectively. The decrease in 2004 is due to lower sales on certain products with features that have been discontinued.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $5.4 million in 2004, $5.3 million in 2003 and $6.3 million in 2002 and are net of reinsurance premiums of $7.3 million, $7.1 million and $6.1 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent 2.35%, 2.26% and 2.59% of average reserves for universal life insurance contracts in the respective periods. The decrease in fees in 2003 resulted primarily from increased reinsurance premiums ceded.

     PREMIUMS ON REINSURANCE CONTRACT totaled $6.6 million in 2004 as compared to no premiums in 2003 and 2002. The increase in 2004 was due to the Company entering into a reinsurance contract effective November 1, 2004.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life insurance contracts totaled $3.0 million in 2004, $1.7 million in 2003 and $1.9 million in 2002. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $7.7 million in 2004, $6.0 million in 2003 and $8.1 million in 2002. The increase in 2004 results from administrative expenses related to significantly larger blocks of fixed annuity contracts. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $31.8 million in 2004, compared with $19.5 million in 2003 and $16.1 million in 2002. The increase in amortization in 2004 was primarily related to the increase in investment spread from a growing block of fixed annuity contracts, partially offset by the decrease in amortization related to the higher net realized investment losses.

     ANNUAL COMMISSIONS totaled $1.6 million in 2004, compared with $1.0 million in 2003 and $0.8 million in 2002. Annual commissions generally represent renewal commissions to maintain the persistency of certain of the Company’s products. Substantially all of the Company’s currently available annuity products allow for an annual commission payment option in return for a lower immediate commission.

     COMMISSIONS ON REINSURANCE CONTRACT totaled $3.0 million in 2004, compared to no commissions in 2003 and 2002. The increase in 2004 was due to the Company entering into a reinsurance contract effective November 1, 2004

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $3.9 million in 2004, compared with $3.1 million in 2003 and $3.0 million in 2002 (net of reinsurance recoveries of $8.9 million in 2004, $3.6 million in 2003 and $4.2 million in 2002). The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries there on.

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

     CLAIMS ON REINSURANCE CONTRACT totaled $2.6 million in 2004 as compared to no claims in 2003 and 2002. The increase in 2004 was due to the Company entering into a reinsurance contract effective November 1, 2004.

     GUARANTEED BENEFITS on variable annuity contracts totaled $1.2 million in 2004, compared with $0.8 million in 2003 and $1.7 million in 2002. These guaranteed benefits consist primarily of guaranteed minimum death benefits. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) are issued on a majority of the Company’s variable annuity products. GMDB provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. On January 1, 2004, the Company recorded a liability for GMDB (see Note 2 of Notes to Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in June of 2004. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In 2004, variable annuity deposits with the GMAV option were approximately $16.3 million.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $376.5 million at December 31, 2004 from $349.5 million at December 31, 2003, due to $23.4 million of net income and $3.6 million increase in unrealized gains, net of the effect on taxes and DAC and other deferred expenses.

     INVESTMENTS AND CASH at December 31, 2004 totaled $3.82 billion, compared with $3.17 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

		(in thousands, except for percentages)

Bond Portfolio:
U.S. government securities	$19,358	0.5%	$18,054	0.6%
Mortgage-backed securities	771,642	20.2	587,080	18.5
Securities of public utilities	125,369	3.3	120,480	3.8
Corporate bonds and notes	1,624,383	42.5	1,414,062	44.6
Other debt securities	430,673	11.3	518,136	16.4

Total Bond Portfolio	2,971,425	77.8	2,657,812	83.9

Mortgage loans	276,859	7.2	215,521	6.8
Common stocks	705	0.0	295	0.0
Cash and short-term investments	24,858	0.6	104,011	3.3
Securities lending collateral	517,644	13.5	154,756	4.9
Policy loans	32,899	0.9	35,251	1.1

Total investments and cash	$3,824,390	100.0%	$3,167,646	100.0%

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

     THE BOND PORTFOLIO, which constituted 78% of the Company’s total investment portfolio at December 31, 2004, had an aggregate fair value that was $52.1 million greater than its amortized cost at December 31, 2004, compared with $40.2 million at December 31, 2003. The increase in net unrealized gains on the Bond Portfolio during 2004 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2004.

     At December 31, 2004, the Bond Portfolio had an aggregate fair value of $2.97 billion and an aggregate amortized cost of $2.92 billion. At December 31, 2004, the Bond Portfolio included $2.54 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch (“Fitch”) and $427.6 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2004, approximately $2.86 billion of the Bond Portfolio was investment grade, including $791.0 million of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At December 31, 2004, the Bond Portfolio included $108.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 2.4% of the Company’s total assets and approximately 2.8% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At December 31, 2004, the Company’s non-investment-grade portfolio consisted of 49 issues with two issuers representing more than 10% of the total non-investment-grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 31%, 19%, 13% and 12% concentrated in telecommunications, cyclical consumer products, transportation, and financial service industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The following summarizes the Company’s rated bonds by rating classification as of December 31, 2004.

RATED BONDS BY RATING CLASSIFICATION
(dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total
								Percent of
		Estimated	NAIC		Estimated		Estimated	total
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$1,816,937	$1,846,768	1	$193,352	$197,135	$2,010,289	$2,043,903	53.44%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	598,568	612,806	2	202,662	206,765	801,230	819,571	21.43%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	48,192	49,417	3	20,952	20,806	69,144	70,223	1.84%

B+ to B- (B1 to B3) [B+ to B-]	28,638	27,122	4	1,600	2,024	30,238	29,146	0.76%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	7,843	6,756	5	-	-	7,843	6,756	0.18%

CC to D (Ca to C) [CC to D]	380	960	6	155	866	535	1,826	0.05%

TOTAL RATED ISSUES	$2,500,558	$2,543,829		$418,721	$427,596	$2,919,279	$2,971,425

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $30.7 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $0.8 million, $3.1 million and $9.5 million in 2004, 2003 and 2002, respectively. No individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the year ended December 31, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At December 31, 2004, the fair value of the Company’s Bond Portfolio aggregated $2.97 billion. Of this aggregate fair value, approximately 0.03% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and decreases in income taxes.

     At December 31, 2004, approximately $2.13 billion, at amortized cost, of the Bond Portfolio had a fair value of $2.20 billion resulting in an aggregate unrealized gain of $65.6 million. At December 31, 2004, approximately $786.3 million, at amortized cost, of the Bond Portfolio had a fair value of $772.8 million resulting in an aggregate unrealized loss of $13.5 million. One issuer accounted for 14% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses. Approximately 42%, 16%, and 15% of unrealized losses were in the financial services, transportation, and telecommunications industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2004, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$29
Due after one year through five years	279,863
Due after five years through ten years	245,343
Due after ten years	261,074

Total	$786,309

     The aging of the Bond Portfolio in an unrealized loss position at December 31, 2004 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$238,308	$(1,384)	59	$—	$—	—	$—	$—	—	$238,308	$(1,384)	59
7-12	397,398	(5,065)	69	—	—	—	—	—	—	397,398	(5,065)	69
>12	84,794	(2,093)	21	—	—	—	—	—	—	84,794	(2,093)	21

Total	$720,500	$(8,542)	149	$—	$—	—	$—	$—	—	$720,500	$(8,542)	149

Below Investment Grade Bonds
0-6	$5,067	$(794)	3	$1,106	$(318)	1	$29	$(29)	4	$6,202	$(1,141)	8
7-12	26,034	(559)	4	—	—	—	—	—	—	26,034	(559)	4
>12	24,858	(1,208)	3	8,715	(2,046)	2	—	—	—	33,573	(3,254)	5

Total	$55,959	$(2,561)	10	$9,821	$(2,364)	3	$29	$(29)	4	$65,809	$(4,954)	17

Total Bonds
0-6	$243,375	$(2,178)	62	$1,106	$(318)	1	$29	$(29)	4	$244,510	$(2,525)	67
7-12	423,432	(5,624)	73	—	—	—	—	—	—	423,432	(5,624)	73
>12	109,652	(3,301)	24	8,715	(2,046)	2	—	—	—	118,367	(5,347)	26

Total	$776,459	$(11,103)	159	$9,821	$(2,364)	3	$29	$(29)	4	$786,309	$(13,496)	166

     In 2004, the pretax realized loss incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $4.2 million. The aggregate fair value of securities sold was $165.0 million, which was approximately 97% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 15 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at December 31, 2004 was approximately $464.7 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $113.1 million at December 31, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2004, Secured Loans consisted of $60.7 million of privately traded securities and $52.4 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 62% of these assets concentrated in the utilities industry, including one single issuer comprising 13%. No other industry concentration or single issuer constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $276.9 million at December 31, 2004 and consisted of 78 commercial first mortgage loans with an average loan balance of approximately $3.5 million, collateralized by properties located in 27 states. Approximately 36% of this portfolio was office, 27% was multifamily residential, 15% was industrial, 15% was retail and 7% was other types. At December 31, 2004, approximately 25% and 12% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2004, six mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 33% of this portfolio. At December 31, 2004, approximately 24% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2008. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 2004, approximately 12% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $32.9 million at December 31, 2004, compared to $35.3 million at December 31, 2003, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $517.6 million at December 31, 2004, compared to $154.8 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2004 results from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its liabilities for Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 83% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at December 31, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments, bonds, notes and redeemable preferred stocks, mortgage loans and policy loans. At December 31, 2004, these assets had an aggregate fair value of $3.31 billion with an option-adjusted duration of 4.7 years. The Company’s fixed-rate liabilities include fixed annuity contracts, Fixed Options and universal life insurance contracts. At December 31, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.96 billion with an option-adjusted duration of 5.4 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its December 31, 2004 levels is a loss of approximately $1.7 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     A significant portion of the Company’s fixed annuity contracts (including the Fixed Options) has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to contract holders to deteriorate.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during 2004, 2003 and 2002 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.26%	4.01%	4.61%
First SunAmerica Life Insurance Company:
Average yield on Bond Portfolio	5.33	5.77	6.98
Rate paid on average interest-bearing liabilities	3.41	3.84	4.39

     Since the Company’s investing strategy is to hold fixed-rate assets for long-term investment, the Company’s average yield tends to trail movements in the, average U.S treasury yield. For further discussion on average yield on the bond portfolio and the rate paid on average interest-bearing liabilities, see discussion on “Investment Spread” in the Results of Operations section.

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. No Dollar Roll Repos were outstanding at December 31, 2004. The Company also seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.7 million of bonds at December 31, 2004, and constituted approximately 0.04% of total invested assets. At December 31, 2003, defaulted investments totaled $0.2 million of bonds, which constituted less than 0.01% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At December 31, 2004, approximately $2.20 billion of the Bond Portfolio had an aggregate unrealized gain of $65.6 million, while approximately $772.8 million of the Bond Portfolio had an aggregate unrealized loss of $13.5 million. In addition, the Company’s investment portfolio currently provides approximately $24.3 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing Fixed-Rate Products to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Dollar Roll Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

     In a declining interest rate environment, the Company’s cost of funds would decrease over time, reflecting lower interest crediting rates on its Fixed-Rate Products. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” (For further discussion see Note 2 of Notes to Financial Statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17 to 19 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Directors are elected for one year terms at the annual meeting of the shareholder. Directors not otherwise employed by the Company or its affiliates in an executive officer capacity are entitled to $1,500 for each board meeting and each meeting of a committee of the board of directors. Directors in an executive officer capacity with the Company or its affiliates do not receive additional compensation for serving as directors. The board of directors elects executive officers to one year terms subject to removal at the board’s discretion. The directors and principal officers of First SunAmerica Life Insurance Company (the “Company”) as of March 31, 2005 are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations).

			Year	Other Positions and Other
			Assumed	Business Experience Within Last
Name	Age	Present Position	Position	Five Years **	From - To	Director Since

Jay S. Wintrob *	48	President and Chief Executive	2001	President, AIGRS	2000-	1989
		Officer		Chief Executive Officer, AIGRS,	2001-
AIG
SunAmerica Life Assurance
Company (“AIGSLAC”) &
SunAmerica Life Insurance
Company (“SALIC”)
				Chief Operating Officer, AIGRS	1998-2000
				Vice Chairman, AIGRS	1995-2000
(Joined AIGRS in 1986)

Michael J. Akers	55	Senior Vice President	2003	Senior Vice President, AIGRS	2002-
				Chief Actuary, AIGRS	2003-
				Senior Vice President and Chief	1999-2002
Actuary, The Variable Annuity
Life Insurance Company(“VALIC”)
				Vice President, American General	1998-1999
Corporation (“AGC”)

Bruce R. Abrams *	54	Senior Vice President	2002	President and Chief Executive	2004-	2003
Officer, VALIC
				Director,	1998-
				President and	2001-
				Chief Executive Officer, AIG	2004-
Annuity Insurance Company
(“AIGA”)
				Executive Vice President and	1997-1998
Chief Marketing Officer, AIGA

M. Bernard Aidinoff *	76	Director	2002	Partner,	1963-1986
Sullivan & Cromwell LLP (currently retired)

James R. Belardi *	48	Senior Vice President	2002	Executive Vice President, AIGRS	1995-	1993
				President, SALIC	2002-
(Joined AIGRS in 1986)

Kurt W. Bernlohr	43	Vice President	2002	Vice President, Strategic	2004-
Marketing, VALIC
				Associate General Counsel,	2000-2004
VALIC
				Director, Compliance	1998-2000
Nationwide Financial Services,
Inc.

Marion E. Fajen *	84	Director	2002	Executive Officer, AIG (Currently retired)	1965-1986

			Year	Other Positions and Other
			Assumed	Business Experience Within Last
Name	Age	Present Position	Position	Five Years **	From - To	Director Since

Patrick J. Foley *	74	Director	2002	Attorney, AIG (currently retired)	1963-1996

Marc H. Gamsin *	49	Senior Vice President	1999	Executive Vice President, AIGRS Senior Vice President, AIGRS Executive Vice President SunAmerica Investments, Inc. (“SAII”)	2001- 1998-2000 1998-	2000 (outside director ’94-’96)

Cecil C. Gamwell III *	80	Director	2002	Insurance Executive, Various	1947-1989
				AIG subsidiary life insurance companies (currently retired)

N. Scott Gillis *	51	Senior Vice President and	2000	Senior Vice President and	2002-	2000
		Chief Financial Officer	2003	Chief Financial Officer, AIGRS	2003-
				Controller, AIGRS	2000-
				Vice President, AIGRS	1998-2002
				Senior Vice President and	1994-1999
				Controller, AIGSLAC and the
				Company (Joined AIGRS in 1985)

Jana W. Greer *	53	Senior Vice President	1994	President, AIGSLAC	2002-	1988
				Executive Vice President, AIGRS	2001-
				President, SunAmerica Retirement	1996-
				Markets, Inc.
				(Joined AIGRS in 1974)

Jack R. Harnes *	82	Director	2002	Medical Doctor, AIG (currently retired)	1969-1990

David L. Herzog*	45	Director	2003	Vice President, Life Insurance,	2003-	2004
				AIG
				Chief Operating Officer & Chief
				Financial Officer,
				AGC	2000-2003
				Vice President, General American	1991-2000
				Life, GenAmerica Holding

John I. Howell *	88	Director	2002	J. Henry Schroder Bank & Trust	1948-1978
				Company (currently retired)

Christine A. Nixon *	40	Senior Vice President,	2003	Vice President,	2000-	2000
		General Counsel &		Secretary and Deputy Chief Legal	2002-
		Secretary		Counsel, AIGRS
				Senior Vice President, General	2003-
				Counsel and Secretary, SALIC &
				AIGSALAC
				Associate General Counsel,	1997-2000
				AIGRS
				(Joined AIGRS in 1993)

Gregory M Outcalt	42	Senior Vice President	2000	Senior Vice President, SALIC and	2000-
				AIGSALAC
				Vice President, AIGSLAC and	1993-2000
				SALIC
				Vice President, SAII
				(Joined AIGRS in 1986)	2002-

			Year	Other Positions and Other
			Assumed	Business Experience Within Last
Name	Age	Present Position	Position	Five Years **	From - To	Director Since

Ernest T. Patrikis*	61	Director	2002	Senior Vice President and General	1999-	2003
Counsel, AIG

Stewart Polakov	45	Senior Vice President and	2003	Senior Vice President and	2003-
		Controller		Controller, AIGSLAC and SALIC
				Senior Vice President, AIG	2003-
SunAmerica Financial
				Vice President, AIGSLAC and	2000-2003
FSA
				Vice President, AIG SunAmerica	1997-2003
Financial
(Joined AIGRS in 1991)

Michelle H. Powers	34	Vice President	2002	Vice President, AIGA	1996-

Edwin R. Raquel	47	Senior Vice President and	1995	Senior Vice President and Chief	1995-
		Chief Actuary		Actuary, AIGSLAC and SALIC
(Joined AIGRS in 1990)

Malary L. Reznik	36	Vice President	2005	Associate General Counsel,	1998-
AIGRS
				Vice President	2005-

Stephen J. Stone	46	Vice President	2005	Vice President	2005-
				Marketing, Risk Management,	2004-
AIGRS
				Sr. Portfolio Manager, Allstate	1989-2004
Insurance Company

Edward T. Texeria	40	Vice President	2003	Vice President, AIGSLAC and	2003-
SALIC
				Vice President, AIG SunAmerica	2003-
Financial
				Assistant Controller, AIGRS	2003-
				Assistant Controller, AIGSLAC	2000-2003
and SALIC
				Sr. Manager, Assurance and	1994-2000
Advisory Business Services, Ernst
& Young LLP

*	Serves as a director

     The Company does have an audit committee as required under New York state regulations applicable to insurance companies. The committee does not include a designated financial expert. The Company relies on the Audit Committee of the Board of Directors of AIG for this expertise.

CODE OF ETHICS AND CONDUCT

     The Company’s employees are subject to AIG’s Code of Conduct designed to ensure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company and the Company’s Chief Executive Officer

(principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). Both of these codes appear in the Corporate Governance section of www.aigcorporate.com.

ITEM 11. EXECUTIVE COMPENSATION

     The Company’s executive officers provide services for the Company and its affiliates. Allocations have been made to the Company based upon each individual’s time devoted to his or her duties to the Company. All compensation information provided under this Item 11 is based on these allocations.

     The following table sets forth allocable compensation awarded to, earned by or paid to the Company’s chief executive officer for the years ended December 31, 2004, 2003 and 2002. The four other highly compensated executive officers each had allocable compensation of less than $100,000.

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
					Securities			SICO LTIP
		Annual Compensation			Underlying	LTIP	All Other	Awards
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation	(#)(2)	Payouts (3)	Compensation (4)	(5)
Jay S. Wintrob	2004	$13,000	$16,000	$3,320	1,000	$29,927	$773	$52,536
President and Chief Executive	2003	19,875	16,500	4,230	2,400	42,315	702	—
Officer	2002	6,450	4,400	1,160	400	14,694	50,089	18,512

(1)	Amounts represent year-end and bonuses paid quarterly pursuant to a quarterly bonus program sponsored by AIG and marketing incentives.

(2)	Amounts represent the number of shares of common stock of AIG subject to options granted during the year indicated.

(3)	Amounts shown represent payments under the Company’s 2000-2001 Five-Year Deferred Bonus Plan. Awards were granted under this plan in 2000 and 2001. Each award pays out in 20% installments over five years of continued employment. The last installment is to be paid in 2006.

(4)	Amounts shown primarily represent Company matching contributions under the 401(k) Plan and the Executive Savings Plan. Additionally, the 2002 amount shown for Mr. Wintrob includes an allocated retention bonus awarded in conjunction with the acquisition of SunAmerica Inc. by AIG consumated on January 1, 1999.

(5)	The SICO LTIP awards were granted by Starr International Company, Inc. pursuant to its Deferred Compensation Profit Participation Plan (the “SICO” Plan).

     The following table summarizes certain information with respect to the allocable portion of grants of options to purchase AIG common stock which were granted during 2004 to the individual named in the Summary Compensation Table and the four additional most highly compensated executive officers.

OPTION GRANTS IN 2004

			Percentage of
		Number of	Total Options			Potential Realizable Value* at
		Securities	Granted to	Exercise		Assumed Annual Rates of
	Date	Underlying	AIG Employees	Price	Expiration	Stock Appreciation for Option Term
Name	of Grant	Options (1)	During 2004 (2)	Per Share	Date	5 Percent (3)	10 Percent (4)
Jay S. Wintrob	12/16/2004	1,000	0.03%	$64.47	12/16/14	$40,540	$102,750
Jana W. Greer	12/16/2004	138	0.00%	64.47	12/16/14	5,595	14,180
N. Scott Gillis	12/16/2004	726	0.02%	64.47	12/16/14	29,432	74,597
Christine A. Nixon	12/16/2004	931	0.03%	64.47	12/16/14	37,743	95,660
James R. Belardi	12/16/2004	184	0.01%	64.47	12/16/14	7,459	18,906

*	Options would have no realizable value if there were no appreciation or if there were depreciation from the price at which options were granted.

(1)	All options relate to shares of common stock of AIG and were granted pursuant to AIG’s Amended and Restated 1999 Stock Option Plan at an exercise price equal to the fair market value of such stock at the date of grant. The option grants in 2004 provide that 25 percent of the options granted on any date become exercisable on each anniversary date in each of the successive four years and expire ten years from the date of grant.

(2)	It is impractical to determine the percent the grant represents of total options granted to the Company’s employees, since the Company has no employees. The percentage is provided with regard to options granted to employees of AIG and its subsidiaries.

(3)	The appreciated price per share at 5 percent is $105.01 per share.

(4)	The appreciated price per share at 10 percent is $167.22 per share.

     The following table summarizes certain information with respect to the allocable exercise of options to purchase AIG common stock during 2004 by the individuals named in the Summary Compensation Table and the four additional highly compensated executive officers and the allocable unexercised options to purchase AIG common stock held by such individuals at December 31, 2004 based on the allocation described above.

AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2004
AND DECEMBER 31, 2004 OPTION VALUES

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	Acquired on	Value	December 31, 2004		December 31, 2004 (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jay S. Wintrob	3,246	$210,470	14,637	3,275	$688,358	$15,182
Jana W. Greer	1,082	67,667	5,293	1,258	236,031	1,790
N. Scott Gillis	466	20,765	4,958	3,641	112,147	12,406
Christine A. Nixon	1,645	94,634	6,016	4,339	175,057	16,061
James R. Belardi	2,164	137,910	12,146	2,787	536,346	5,089

(1)	Aggregate market value on date of exercise (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

(2)	Aggregate market value on December 31, 2004 (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

     The following table summarizes certain information with respect to benefits granted under the SICO Long-Term Incentive Plan which were granted during 2002 (with respect to the 2003-02004 period) to the individual named in the Summary Compensation Table and the four additional highly compensated executive officers.

SICO LONG-TERM INCENTIVE PLANS (1)

Name	Number of Units	Unit Award Period	Estimated Future Payouts
Jay S. Wintrob	325	Two years	5,200 shares
Jana W. Greer	882	Two years	10,584 shares
N. Scott Gillis	216	Two years	2,592 shares
Christine A. Nixon	123	Two years	984 shares
James R. Belardi	585	Two years	7,020 shares

(1)	Awards represent grants of units under the SICO Plan with respect to the two-year period from January 1, 2003 through December 31, 2004. The SICO Plan contains neither threshold amounts nor maximum payout limitations. The number of shares of AIG common stock, if any, allocated to a unit for the benefit of a participant in the SICO Plan is primarily dependent upon two factors: the growth in future earnings of AIG during the unit award period and the book value of AIG at the end of the award period. Prior to earning the right to payout, the participant is not entitled to any equity interest with respect to such shares, and the shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries prior to normal retirement age other than by death or disability.

EMPLOYEE BENEFIT PLANS

     The Company participates in several employee benefit plans sponsored by AIG.

     RETIREMENT PLANS: The American International Group, Inc. Retirement Plan (the “AIG Plan”) is a non-contributory, qualified, defined benefit plan. For employees of AIGRS and its subsidiaries the formula equals .925% times Average Final Compensation (defined as the average annual compensation, which includes base pay and sales commissions, subject to limitations for certain highly compensated employees imposed by law, during the three consecutive years in the last ten years of credited service affording the highest such average) up to 150% of the employee’s “covered compensation” (the average of the Social Security Wage Bases during the 35 years preceding the Social Security retirement age), plus 1.425% times Average Final Compensation in excess of 150% of the employee’s “covered compensation” times years of credited service up to 35 years; plus 1.425% times Average Final Compensation times years of credited service in excess of 35 years but limited to 44 years.

     AIG also has in place the AIG Excess Retirement Income Plan (“AIG Excess Plan”) for employees participating in the AIG Plan whose benefits under the AIG Plan are limited by applicable tax laws. The AIG Excess Plan provides benefits in excess of the AIG Plan benefits determined as if the benefit under the AIG Plan has been calculated without the limitations imposed by applicable tax laws. The AIG Excess Plan is a nonqualified, unfunded plan.

     AIG has also approved a Supplemental Executive Retirement Plan (“SERP”) which provides annual benefits to certain employees of AIGRS and its subsidiaries not to exceed 60% of Average Final Compensation, that accrue at a rate of 2.4% of Average Final Compensation for each year of service or fraction thereof for each full month of active employment. The benefit payable under the AIG SERP is reduced by payments from the AIG Plan, the AIG Excess Plan, Social Security and any payments from a qualified pension plan of a prior employer.

     Annual amounts of normal retirement pension commencing at normal retirement age of 65 based upon Average Final Compensation and credited service under the AIG Plan and the AIG Excess Plan are illustrated in the following table:

Estimated Annual Pension at Age 65

Average
Final Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$14,341	$21,512	$28,682	$35,853	$43,024	$50,194	$59,100
$150,000	17,904	26,856	35,807	44,759	53,711	62,663	73,350
$175,000	21,466	32,199	42,932	53,666	64,399	75,132	87,600
$200,000	25,029	37,543	50,057	62,572	75,086	87,600	101,850
$225,000	28,591	42,887	57,182	71,478	85,774	100,069	116,100
$250,000	32,154	48,231	64,307	80,384	96,461	112,538	130,350
$300,000	39,279	58,918	78,557	98,197	117,836	137,475	158,850
$375,000	49,966	74,949	99,932	124,916	149,899	174,882	201,600
$400,000	53,529	80,293	107,057	133,822	160,586	187,350	215,850
$500,000	67,779	101,668	135,557	169,447	203,336	237,225	272,850
$750,000	103,404	155,106	206,807	258,509	310,211	361,913	415,350
$1,000,000	139,029	208,543	278,057	347,572	417,086	486,600	557,850
$1,200,000	167,529	251,293	335,057	418,822	502,586	586,350	671,850

Average
Final Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$1,400,000	196,029	294,043	392,057	490,072	588,086	686,100	785,850
$1,600,000	224,529	336,793	449,057	561,322	673,586	785,850	899,850
$1,800,000	253,029	379,543	506,057	632,572	759,086	885,600	1,013,850
$2,000,000	281,529	422,293	563,057	703,822	844,586	985,350	1,127,850

     Each of the individuals named in the Summary Compensation Table and the four additional highly compensated executive officers each have 2.0 years of credited service (under both plans) through December 31, 2004. Pensionable salary includes the regular salary paid by AIG and its subsidiaries and does not include amounts attributable to supplementary bonuses or overtime pay. For such named individuals, pensionable salary allocable to the Company during 2004 was as follows: Mr. Wintrob — $13,000; Ms. Greer — $6,728; Mr. Gillis — $28,463; Ms. Nixon — $42,750; Mr. Belardi — $13,000.

     Employees of AIGRS and its subsidiaries participate in the American International Group, Inc. Incentive Savings Plan (the “Incentive Savings Plan”), a 401(k) plan established by AIG which includes salary reduction contributions by employees and matching contributions. Matching contributions vary based on the number of years the employee has been employed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions regarding the Chief Executive Officer are made by AIG. Compensation decisions regarding other executive officers are made by the Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is an indirect wholly owned subsidiary of American International Group, Inc.

     The number of shares of AIG common stock beneficially owned as of January 31, 2005, by directors, executive officers named in the Summary Compensation Table (as set forth in Item 11) and directors and executive officers as a group were as follows:

AIG Common Stock
Amount and Nature of
Beneficial Ownership
Director or Executive Officer	(1)(2)(3)(5)
Jay S. Wintrob (4)	2,087,506
Bruce R. Abrams (4)	122,773
M. Bernard Aidinoff	70,162
James R. Belardi	861,222
Marion E. Fajen	41,776
Patrick J. Foley	33,899
Marc H. Gamsin	140,616
Cecil C. Gamwell III	48,946
N. Scott Gillis	47,439
Jana W. Greer	304,877
Jack R. Harnes	8,200
David L. Herzog (4)	75,540
John I. Howell	182,302
Christine A. Nixon	33,003
Ernest T. Patrikis (4)	64,980
All Directors and Executive Officers	4,123,241
as a Group

(1)	The number of shares of AIG common stock owned by each individual and by all directors and executive officers as a group represents less than 1% of the outstanding shares of AIG common stock.

(2)	The number of shares of AIG common stock shown includes shares with respect to which the individual shares voting and investment power as follows: Mr. Belardi - 237 shares with his spouse; and Ms. Greer - 39, 105 shares with co-trustee.

(3)	The number of shares of AIG common stock shown includes shares subject to options which may be exercised within 60 days as follows: Mr. Wintrob — 741,870; Mr. Abrams — 114,259; Mr. Aidinoff — 34,093; Mr. Belardi — 305,397; Mr. Gamsin — 140,216; Mr. Gillis — 46,575; Ms. Greer — 265,772; Mr. Herzog — 69,201; Mr. Howell — 50; Ms. Nixon — 32,790; Mr. Patrikis — 64,187; and all directors and executive officers as a group — 1,814,410.

(4)	Each of Mr. Wintrob, Mr. Abrams, Mr. Herzog and Mr. Patrikis hold equity securities of C.V. Starr & Co., Inc. as follows: Mr. Wintrob — 750 shares of Common Stock Class B and 3,750 shares of various series of Preferred Stock; Mr. Abrams — 125 shares of Common Stock. Mr. Herzog - 125 shares of Common Stock Class B and 250 shares of Preferred Stock; and Mr. Patrikis — 125 shares of Common Stock Class B and 500 shares of Preferred Stock.

(5)	The number of shares of AIG common stock shown excludes the following shares owned by members of the named individual’s immediate family as to which such individual has disclaimed beneficial ownership: Mr. Wintrob — 4,009 shares held by various family members; Mr. Aidinoff — 2,364 shares held by his spouse; and Mr. Foley — 3,750 shares held by his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Beginning in 2004, the company is included in the consolidated federal income tax return of its ultimate parent, AIG. The Company is a party to a written agreement (the “Tax Sharing Agreement”) with AIG setting forth the manner in which the total consolidated U.S. Federal income tax is allocated to each entity that joins in the consolidated return. The Tax Sharing Agreement provides that AIG agrees not to charge us a greater portion of the consolidated tax liability than would have been paid by us had the Company filed a separate federal income tax return. Additionally, AIG agrees to reimburse the Company for any tax benefits arising out of net losses or tax credits, if any, within ninety days after the filing of the consolidated federal income tax return for the year in which such losses or tax credits are utilized by AIG.

     The Company’s products may be sold by nine affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corporation; Financial Service Corporation; Sentra Securities Corporation; Spelman & Co. Inc.; Royal Alliance Associates, Inc.; VALIC Financial Advisors Inc.; American General Equity Services Corporation; and American General Securities Incorporated. Commissions paid to these broker-dealers totaled $996,000 in 2004.

     Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, legal, marketing and data processing services from the Parent, AIGRS and AIG. The allocation of such costs for investment management services is based on the level of assets under management. The allocation of costs for other services is based on estimated levels of usage, transactions or time incurred in providing the respective services. Amounts paid for such services totaled $7,925,000 in 2004.

     AIG Annuity Insurance Company, an affiliate, is responsible for the administration of the Company’s fixed annuity contracts and is reimbursed for the cost of administration. Costs charged to the Company to administer these policies were approximately $1,138,000 in 2004. Additionally, costs charged to the Company for marketing such policies amounted to $1,605,000 in 2004.

     The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $2,223,000 in 2004. Additionally the Company incurred $629,000 of management fees to an affiliate of the Company to administer its securities lending program in 2004.

     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts earned by the Company under this agreement totaled $1,537,000 in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

     In accordance with the SEC’s definitions and rules, audit fees of $272,000 and $229,000 were paid to PricewaterhouseCoopers LLP for professional services for the audits of our financial statements included in Form 10-K, review of financial statements included in Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements for 2004 and 2003, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
No	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. (“SAI”), Anchor National Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI’s 1998 Annual Report on Form 10-K, filed December 21, 1998.

3(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation are incorporated herein by reference to Exhibit 3(a) of the Company’s 1997 Annual Report on Form 10-K, filed September 22, 1997.

3(b)	Certificate of Amendment of the Amended and Restated Charter, dated May 30, 2003, filed with the State of New York Department of Insurance, effective as of June 13, 2003, is incorporated herein by reference to Exhibit 3(a) to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2003, filed August 14, 2003.

3(c)	Bylaws, as amended January 1, 1996, are incorporated herein by reference to Exhibit 3(b) of the Company’s annual report on Form 10-Q for the quarter ended March 31, 1996, dated May 14, 1996.

3(d)	Bylaws, as amended May 9, 2003, are incorporated herein by reference to Exhibit 3(b) to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2003, filed August 14, 2003.

4(a)	Agreement and Plan of Merger and Amended and Restated Certificate of Incorporation, filed with the State of New York, Insurance Department, effective as of October 31, 1997. See Exhibit 3(a).

4(b)	Certificate of Amendment of the Amended and Restated Charter, dated May 30, 2003, filed with the State of New York Department of Insurance, effective as of June 13, 2003. See Exhibit 3(b).

4(c)	Bylaws, as amended May 9, 2003. See Exhibit 3(d).

10(a)	Administrative Services Agreement, dated February 1, 2004, between the Company and AIG SunAmerica Asset Management Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the index set forth on page F-1 of this report.

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

By/s/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President,
Chief Financial Officer
and Director

April 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAY S. WINTROB Jay S. Wintrob	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005

/s/ N. SCOTT GILLIS N. Scott Gillis	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2005

/s/ STEWART POLAKOV Stewart Polakov	Senior Vice President and Controller (Principal Accounting Officer)	April 15, 2005

/s/ JAMES R. BELARDI James R. Belardi	Senior Vice President and Director	April 15, 2005

/s/ MARC H. GAMSIN Marc H. Gamsin	Senior Vice President and Director	April 15, 2005

/s/ JANA W. GREER Jana W. Greer	President and Director	April 15, 2005

/s/ DAVID L. HERZOG David L. Herzog	Director	April 15, 2005

/s/ ERNEST T. PATRIKIS Ernest T. Patrikis	Director	April 15, 2005

/s/ M. BERNARD AIDINOFF M. Bernard Aidinoff	Director	April 15, 2005

/s/ EDWIN R. RAQUEL Edwin R. Raquel	Senior Vice President and Chief Actuary	April 15, 2005

FIRST SUNAMERICA LIFE INSURANCE COMPANY

INDEX TO FINANCIAL STATEMENTS

Page
Number(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2004 and December 31, 2003	F-3

Statement of Income and Comprehensive Income - Years Ended December 31, 2004, December 31, 2003, and December 31, 2002	F-4 to F-5

Statement of Cash Flows - Years Ended December 31, 2004, December 31, 2003, and December 31, 2002	F-6 to F-7

Notes to Financial Statements	F-8 to F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
First SunAmerica Life Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income and comprehensive income and of cash flows, in all material respects, the financial position of First SunAmerica Life Insurance Company (the “Company”), an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts in 2004.

PricewaterhouseCoopers LLP
Los Angeles, California
April 15, 2005

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET

	December 31,	December 31,
	2004	2003

	(in thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$24,858	$104,011
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: December 31, 2004, $2,919,279; December 31, 2003, $2,617,647)	2,971,425	2,657,812
Mortgage loans	276,859	215,521
Policy loans	32,899	35,251
Common stocks available for sale, at fair value (cost: December 31, 2004, $700; December 31, 2003, $291)	705	295
Securities lending collateral	517,644	154,756

Total investments and cash	3,824,390	3,167,646

Variable annuity assets held in separate accounts	488,046	438,224
Accrued investment income	32,486	27,577
Deferred acquisition costs	157,729	161,828
Other deferred expenses	19,139	16,098
Income taxes currently receivable from Parent	—	1,360
Other assets	9,033	1,749

TOTAL ASSETS	$4,530,823	$3,814,482

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,863,048	$2,490,145
Reserves for universal life insurance contracts	226,133	232,271
Income taxes currently payable to Parent	2,540	—
Securities lending payable	517,644	154,756
Payable to brokers	—	40,852
Other liabilities	31,807	66,814

Total reserves, payables and accrued liabilities	3,641,172	2,984,838

Variable annuity liabilities related to separate accounts	488,046	438,224

Deferred income taxes	25,092	41,895

Total liabilities	4,154,310	3,464,957

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,428	259,428
Retained earnings	92,082	68,657
Accumulated other comprehensive income	22,003	18,440

Total shareholder’s equity	376,513	349,525

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,530,823	$3,814,482

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

REVENUES

Fee income:
Variable annuity policy fees	$8,903	$8,077	$9,003
Universal life insurance policy fees, net of reinsurance	5,354	5,289	6,276
Premiums on reinsurance contract	6,586	—	—
Surrender charges	2,999	1,744	1,854

Total fee income	23,842	15,110	17,133

Investment income	167,371	119,730	97,327
Net realized investment gains (losses)	(2,655)	2,417	(10,025)

Total revenues	188,558	137,257	104,435

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	90,167	65,631	47,186
Universal life insurance contracts	10,858	11,076	11,489

Total interest expense	101,025	76,707	58,675

Amortization of bonus interest	2,411	1,038	248
General and administrative expenses	7,711	6,036	8,112
Amortization of deferred acquisition costs	31,772	19,526	16,119
Annual commissions	1,554	1,038	771
Commissions on reinsurance contract	3,034	—	—
Claims on universal life insurance contracts, net of reinsurance recoveries	3,905	3,098	2,985
Claims on reinsurance contract	2,616	—	—
Guaranteed benefits	1,193	816	1,735

Total benefits and expenses	155,221	108,259	88,645

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	33,337	28,998	15,790

Income tax expense	7,899	12,081	9,032

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	25,438	16,917	6,758

Cumulative effect of accounting change, net of tax	(2,013)	—	—

NET INCOME	$23,425	$16,917	$6,758

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Net unrealized gains on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$4,118	$8,750	$16,123

Less reclassification adjustment for net realized (gains) losses included in net income	1,364	(1,719)	3,417
Income tax expense	(1,919)	(2,461)	(6,839)

OTHER COMPREHENSIVE INCOME	3,563	4,570	12,701

COMPREHENSIVE INCOME	$26,988	$21,487	$19,459

See accompanying notes to financial statement

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,425	$16,917	$6,758
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2,013	—	—
Interest credited to:
Fixed annuity contracts	90,167	65,631	47,186
Universal life insurance contracts	10,858	11,076	11,489
Net realized investment (gains) losses	2,655	(2,417)	10,025
Amortization of net premiums/(accretion of net discounts) on investments	5,730	(2,493)	(1,241)
Amortization of deferred acquisition costs and other deferred expenses	34,183	20,564	16,367
Acquisition costs deferred	(35,395)	(79,439)	(26,952)
Other expenses deferred	(6,037)	(13,192)	(3,393)
Provision for deferred income taxes	(17,639)	9,040	25,503
Change in:
Accrued investment income	(4,909)	(11,728)	(3,537)
Income taxes currently receivable from / payable to Parent	3,900	8,471	(13,550)
Other assets	(7,284)	(348)	860
Other liabilities	(8,200)	16,035	3,788
Other, net	3,754	3,922	(350)

NET CASH PROVIDED BY OPERATING ACTIVITIES	97,221	42,039	72,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(952,300)	(1,883,889)	(604,280)
Mortgage loans	(82,533)	(53,070)	(45,944)
Common stock	—	—	(845)
Other investments, excluding short-term investments	—	(771)	(417)
Sales of:
Bonds, notes and redeemable preferred stocks	388,143	399,240	219,856
Other investments, excluding short-term investments	112	1,522	49
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	217,009	284,025	121,967
Mortgage loans	21,413	30,846	25,833
Other investments, excluding short-term investments	1,513	1,572	1,709

NET CASH USED IN INVESTING ACTIVITIES	$(406,643)	$(1,220,525)	$(282,072)

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$444,942	$1,278,022	$390,423
Universal life insurance contracts	9,419	9,436	9,712
Net exchanges to (from) the fixed accounts of variable annuity contracts	(15,532)	427	23,546
Withdrawal payments on:
Fixed annuity contracts	(151,329)	(114,000)	(137,007)
Universal life insurance contracts	(8,261)	(7,522)	(10,740)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity contracts	(31,615)	(24,551)	(37,837)
Universal life insurance contracts	(17,355)	(12,270)	(20,005)
Capital contributions	—	115,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	230,269	1,244,542	218,092

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	(79,153)	66,056	8,973

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	104,011	37,955	28,982

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$24,858	$104,011	$37,955

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid to Parent	$(21,639)	$(5,430)	$(2,922)

See accompanying notes to financial statements

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

First SunAmerica Life Insurance Company (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”)(formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, and retirement services and asset management. The Company is a New York-domiciled life insurance company principally engaged in the business of writing fixed and variable annuity contracts for retirement savings in the State of New York.

Substantially all of the Company’s revenues are derived from the State of New York. Products are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. Two financial institutions represented approximately 13% and 11% of deposits in the year ended December 31, 2004. One financial institution represented approximately 16% and one independent broker-dealer represented approximately 15% of deposits in the year ended December 31, 2003. One financial institution represented approximately 19% of deposits in the year ended December 31, 2002. No other independent selling organization was responsible for more than 10% of deposits for any such periods.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of deferred acquisition costs, deferred other expenses and income tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes and redeemable preferred stocks and common stocks are reduced to estimated net fair value when declines in value are considered to be other than temporary. Estimates of net fair value are subjective and actual realization will be dependent upon future events.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances.

The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The fair value of securities pledged under the securities lending agreement were $507,000,000 and $151,000,000 as of December 31, 2004 and 2003, respectively and represents securities included in bonds, notes and redeemable preferred stocks available for sale caption in the balance sheet as of December 31, 2004 and 2003, respectively. The affiliated lending agent receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral, net of interest paid on the securities lending agreements and the related management fees paid to administer the program, is recorded as investment income in the statement of income and comprehensive income.

Realized gains and losses on the sale of investments are recognized in income at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

The Company regularly reviews its investments for possible impairment based on criteria including economic conditions, market prices, past experience and other issuer-specific developments among other factors. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in accumulated other comprehensive income. If it is believed that the decline is “other than temporary”, the Company writes down the carrying value of the investment and records a realized loss in the statement of income and comprehensive income. Impairment writedowns totaled $ 759,000, $ 3,139,000 and $ 9,515,00 in the years ending December 31, 2004, 2003 and 2002.

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized over the estimated lives of the annuity and universal life insurance contracts. Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

DAC is amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying contracts, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, fixed options of variable annuity contracts (“Fixed Options”)and universal life insurance contracts) supporting the annuity obligations, costs of providing for contract guarantees and the level of expenses necessary to maintain the contracts. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized from its annuity contracts are revised.

The assumption for the long-term annual net growth of the separate account assets used by the Company in the determination of DAC amortization with respect to its variable annuity contracts is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology that allows the Company to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a

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

OTHER DEFERRED EXPENSES: The annuity operations currently offer enhanced crediting rates or bonus payments to contract holders on certain of its products. Such amounts are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these expenses as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), the Company reclassified $16,098,000 of these expenses from DAC to other deferred expenses, which is reported on the balance sheet. The prior period balance sheet and statements of income and comprehensive income presentation has been reclassified to conform to the new presentation. See Recently Issued Accounting Standards below.

The Company reviews the carrying value of other deferred expenses on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned, credited rates, persistency, withdrawal rates, rates of market return and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to expense.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in variable annuity policy fees in the statement of income and comprehensive income.

RESERVES FOR FIXED ANNUITY AND UNIVERSAL LIFE INSURANCE CONTRACTS: Reserves for fixed annuity and universal life insurance contracts are accounted for in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees). Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income and comprehensive income, as they are recorded directly to contract holder liabilities upon receipt.

RESERVE FOR GUARANTEED BENEFITS: Reserve for guaranteed minimum death benefits (“GMDB”) is accounted for in accordance with SOP 03-1 and is included in other liabilities on the balance sheet. See Note 7.

FEE INCOME: Fee income includes variable annuity policy fees, universal life insurance fees and surrender charges. Variable annuity policy fees are generally based on the market value of assets in the separate accounts

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

supporting the variable annuity contracts. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. Surrender charges are assessed on withdrawals occurring during the surrender charge period. All fee income is recorded as income is earned.

INCOME TAXES: Prior to 2004, the Company was included in a consolidated federal income tax return with its Parent. Beginning in 2004, the Company is included in the consolidated federal income tax return of its ultimate parent, AIG. Income taxes have been calculated as if the Company filed a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax basis of assets and liabilities using enacted income tax rates and laws

RECENTLY ISSUED ACCOUNTING STANDARDS: In July 2003, the American Institute of Certified Public
Accountants issued SOP 03-1. This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $2,013,000 ($3,098,000 pre-tax) to reflect the liability and the related impact of DAC as of January 1, 2004.

3.	INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized Cost	Estimated Fair Value

	(in thousands)

AT DECEMBER 31, 2004:

U.S. government securities	$18,743	$19,358
Mortgage-backed securities	753,378	771,642
Securities of public utilities	120,769	125,369
Corporate bonds and notes	1,599,497	1,624,383
Other debt securities	426,892	430,673

Total	$2,919,279	$2,971,425

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued):

	Amortized Cost	Estimated Fair Value

	(in thousands)

AT DECEMBER 31, 2003:

U.S. government securities	$17,671	$18,054
Mortgage-backed securities	619,800	634,640
Securities of public utilities	126,229	131,158
Corporate bonds and notes	1,226,035	1,248,590
Other debt securities	627,912	625,370

Total	$2,617,647	$2,657,812

At December 31, 2004, bonds and notes included $107,951,000 not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 10 industries with 31%, 19%, 13% and 12% concentrated in telecommunications, cyclical consumer products, transportation and financial services industries, respectively. No other industry concentration constituted more than 10% of these assets.

At December 31, 2004, mortgage loans were collateralized by properties located in 27 states, with loans totaling approximately 25% and 12% of the aggregate carrying value of the portfolio secured by properties located in California and New York, respectively. No more than 10% of the portfolio was secured by properties located in any other single state.

At December 31, 2004, the carrying value, which approximates its estimated fair value, of all investments in default as to the payment of principal or interest totaled $1,700,000.

At December 31, 2004, $613,000 of bonds, at amortized cost, was on deposit with regulatory authorities in accordance with statutory requirements.

The Company had no investments in any one entity or its affiliates exceeding 10% of the Company’s shareholder’s equity at December 31, 2004.

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2004, follow:

	Amortized Cost	Estimated Fair Value

	(in thousands)

Due in one year or less	$53,983	$54,926
Due after one year through five years	849,786	864,360
Due after five years through ten years	916,487	925,955
Due after ten years	345,645	354,542
Mortgage-backed securities	753,378	771,642

Total	$2,919,279	$2,971,425

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued):

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross Unrealized	Gross Unrealized
	Gains	Losses

	(in thousands)

AT DECEMBER 31, 2004:

U.S. government securities	$634	$(19)
Mortgage-backed securities	20,512	(2,248)
Securities of public utilities	4,873	(273)
Corporate bonds and notes	33,360	(8,474)
Other debt securities	6,263	(2,482)

Total	$65,642	$(13,496)

AT DECEMBER 31, 2003:

U.S. government securities	$383	$—

Mortgage-backed securities	20,483	(5,643)
Securities of public utilities	5,258	(329)
Corporate bonds and notes	30,773	(8,217)
Other debt securities	7,294	(9,837)

Total	$64,191	$(24,026)

Gross unrealized gains on equity securities aggregated $5,000 and $9,000 at December 31, 2004 and 2003, respectively. Gross unrealized losses on equity securities aggregated $0 and $5,000 at December 31, 2004 and 2003, respectively.

The following tables summarize the Company’s gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 (dollars in thousands):

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2004	Fair Value	Loss	Items	Fair Value	Loss	Items	Fair Value	Loss	Items

U.S. government securities	$2,001	$(19)	1	$—	$—	—	$2,001	$(19)	1
Mortgage-backed securities	152,192	(1,887)	31	13,802	(362)	7	165,994	(2,249)	38
Securities of public utilities	22,303	(273)	6	—	—	—	22,303	(273)	6
Corporate bonds and notes	385,522	(4,043)	85	72,370	(4,430)	12	457,892	(8,473)	97
Other debt securities	97,774	(1,926)	17	26,848	(556)	7	124,622	(2,482)	24

Total	$659,792	$(8,148)	140	$113,020	$(5,348)	26	$772,812	$(13,496)	166

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued):

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
December 31, 2003	Fair Value	Loss	Items	Fair Value	Loss	Items	Fair Value	Loss	Items

Mortgage-backed securities	$183,577	$(5,643)	37	$—	$—	—	$183,577	$(5,643)	37
Securities of public utilities	15,013	(329)	6	—	—	—	15,013	(329)	6
Corporate bonds and notes	388,358	(8,204)	69	56	(13)	1	388,414	(8,217)	70
Other debt securities	219,407	(8,357)	44	3,521	(1,480)	1	222,928	(9,837)	45

Total	$806,355	$(22,533)	156	$3,577	$(1,493)	2	$809,932	$(24,026)	158

Realized investment gains and losses on the sales of investments are as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Realized gains	$2,903	$9,001	$8,522
Realized losses	(4,245)	(3,315)	(8,623)

COMMON STOCKS:
Realized gains	1	202	—
Realized losses	(180)	(20)	(38)

The sources and related amounts of investment income are as follows:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

Short-term investments	$428	$848	$1,441
Bonds and notes and redeemable preferred stocks	149,869	103,197	80,518
Mortgage loans	15,161	13,552	13,000
Policy loans	2,682	2,819	2,160
Securities lending	689	55	788

Gross investment income	168,829	120,471	97,907
Less: investment expenses	(1,458)	(741)	(580)

Total investment income	$167,371	$119,730	$97,327

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

     3. INVESTMENTS (Continued):

     Investment income was attributable to the following products:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

Fixed annuity contracts	$137,906	$91,169	$65,606
Variable annuity contracts	17,055	14,564	14,062
Universal life insurance contracts	12,410	13,997	17,659

Total	$167,371	$119,730	$97,327

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The disclosures do not address the value of the Company’s recognized and unrecognized non-financial assets and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. For securities that do not have readily determinable market prices, the fair value is estimated with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible is used to estimate the fair value of those securities.

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

SECURITIES LENDING COLLATERAL/PAYABLE: Carrying value is considered to be a reasonable estimate of fair value.

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 compared with their respective carrying values are as follows:

	Carrying Value	Fair Value

	(in thousands)

AT DECEMBER 31, 2004:

ASSETS:
Cash and short-term investments	$24,858	$24,858
Bonds, notes and redeemable preferred stocks	2,971,425	2,971,425
Mortgage loans	276,859	284,054
Policy loans	32,899	32,899
Common stock	705	705
Securities lending collateral	517,644	517,644
Variable annuity assets held in separate accounts	488,046	488,046

LIABILITIES:
Reserves for fixed annuity contracts	$2,863,048	$2,827,611
Securities lending payable	517,644	517,644
Variable annuity liabilities related to separate accounts	488,046	488,046

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying Value	Fair Value

	(in thousands)

AT DECEMBER 31, 2003:

ASSETS:
Cash and short-term investments	$104,011	$104,011
Bonds, notes and redeemable preferred stocks	2,657,812	2,657,812
Mortgage loans	215,521	230,022
Policy loans	35,251	35,251
Common stock	295	295
Securities lending collateral	154,756	154,756
Variable annuity assets held in separate accounts	438,224	438,224

LIABILITIES:
Reserves for fixed annuity contracts	$2,490,145	$2,419,705
Securities lending payable	154,756	154,756
Variable annuity liabilities related to separate accounts	438,224	438,224

5.	DEFERRED ACQUISITION COSTS

The following table summarizes the activity in deferred acquisition costs:

	Years Ended December 31,
	2004	2003

	(in thousands)

Balance at beginning of year	$161,828	$100,571
Acquisition costs deferred	35,395	79,439
Effect of net unrealized (gains) losses on securities	(5,915)	1,344
Amortization charged to income	(31,772)	(19,526)
Cumulative effect of SOP 03-1	(1,807)	—

Balance at end of year	$157,729	$161,828

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

6.	OTHER DEFERRED EXPENSES

The following table summarizes the activity in other deferred expenses:

	Years Ended December 31,
	2004	2003

	(in thousands)

Balance at beginning of year	$16,098	$3,888
Expenses deferred	6,037	13,192
Effect of net unrealized (gains) lesses on securities	(585)	56
Amortization charged to income	(2,411)	(1,038)

Balance at end of year	$19,139	$16,098

7.	GUARANTEED BENEFITS

The Company issues variable annuity contracts for which the investment risk is generally borne by the contract holder, except with respect to amounts invested in the fixed-rate account options. For many of the Company’s variable annuity contracts, the Company offers contractual guarantees in the event of death or at specified dates during the accumulation period. Such benefits are referred to as GMDB and guaranteed minimum account value (“GMAV”), respectively.

The assets supporting the variable portion of variable annuity contracts are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, other services and certain features are included in variable annuity policy fees in the statement of income and comprehensive income. Changes in liabilities for minimum guarantees are included in guaranteed benefits in the statement of income and comprehensive income. Separate account net investment income, net investment gains and losses and the related liability charges are offset within the same line item in the statement of income and comprehensive income.

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

7.     GUARANTEED BENEFITS (Continued)

Details concerning the Company’s guaranteed benefit exposures as of December 31, 2004 are as follows:

		Highest Specified
		Anniversary
		Account Value
		Minus
	Return of Net	Withdrawals Post
	Deposits	Anniversary

	(dollars in thousands)

In the event of death (GMDB):
Account value	$148,283	$649,952
Net amount at risk (a)	$348	$57,713
Average attained age of contract holders	65	62
Range of guaranteed minimum return rates	0%	0%

Accumulation at specified date (GMAV):
Account value	$16,314	$—
Net amount at risk (b)	$—	$—
Weighted average period remaining until guaranteed payment	9.8 Years	—

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, if all contract holders died at the same balance sheet date.

(b)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, if all contract holders reached the specified date at the same balance sheet date.

The following summarizes the reserves for guaranteed benefits on variable contracts reflected in the general account:

(in thousands)

Balance at January 1, 2004 (c)	$1,640
Guaranteed benefits incurred	1,193
Guaranteed benefits paid	(934)

Balance at December 31, 2004	$1,899

(c)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

7.	GUARANTEED BENEFITS (Continued)

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at December 31, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumption was 10%.

•	Volatility assumption was 16%.

•	Mortality was assumed to be 64% of the 75-80 ALB table.

•	Lapse rates vary by contract type and duration and range from 0% to 40%.

•	The discount rate was approximately 8%.

8.	REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to contract holders. The Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal. The Company has no reinsurance recoverable or related concentration of credit risk greater than 10% of shareholder’s equity.

The Company has a reinsurance treaty under which the Company retains no more than $100,000 of risk on any one insured life in order to limit the exposure to loss on any single insured. Universal life insurance fees are presented net of reinsurance premiums of $7,275,000, $7,132,000 and $6,078,000 in 2004, 2003 and 2002, respectively. Reinsurance recoveries recognized as a reduction of claims on universal life insurance contracts amounted to $8,855,000, $3,645,000 and $4,247,000 in 2004, 2003 and 2002, respectively.

In 2004, the Company entered a contract to reinsure credit life and credit accident and health insurance policies. The Company receives a share of premium for the reinsured policies and will indemnify the reinsured for a proportionate share of these liabilities while the reinsured retains the assets and corresponding reserve liabilities. The treaty is for one year with the option to renew annually and may be terminated by either party with 180 days advance notice.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2004, the Company has commitments to purchase approximately $5,000,000 of asset backed securities in the ordinary course of business. These commitments expire in total in 2007.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

10.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 300 shares of its $10,000 par value Common Stock. At December 31, 2004 and December 31, 2003, 300 shares were outstanding.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

10.     SHAREHOLDER’S EQUITY (Continued)

          Changes in shareholder’s equity are as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)

ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$259,428	$144,428	$144,428
Capital contributions by Parent	—	115,000	—

Ending balances	$259,428	$259,428	$144,428

RETAINED EARNINGS:
Beginning balances	$68,657	$51,740	$44,982
Net income	23,425	16,917	6,758

Ending balances	$92,082	$68,657	$51,740

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Beginning balances	$18,440	$13,870	$1,169
Change in net unrealized gains on debt securities available for sale	11,981	5,138	29,401
Change in net unrealized gains (losses) on equity securities available for sale	1	493	(161)
Change in adjustment to deferred acquisition costs and other deferred expenses	(6,500)	1,400	(9,700)
Tax effects of net changes	(1,919)	(2,461)	(6,839)

Ending balances	$22,003	$18,440	$13,870

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income are as follows:

	December 31,	December 31,
	2004	2003

	(in thousands)

Gross unrealized gains	$65,647	$64,200
Gross unrealized losses	(13,496)	(24,031)
Adjustment to DAC and other deferred expenses	(18,300)	(11,800)
Deferred income taxes	(11,848)	(9,929)

Accumulated other comprehensive income	$22,003	$18,440

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER’S EQUITY (Continued)

On September 30, 2003 and December 31, 2003, the Company received cash capital contributions from the Parent of $40,000,000 and $75,000,000, respectively.

Dividends that the Company may pay to its shareholder in any year without prior approval of the New York Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to stockholders by a life insurance company domiciled in the State of New York without obtaining the prior approval of the Superintendent of Insurance is limited to the lesser of the Company’s net gain from operations of the preceding year’s statutory annual statement or 10% of preceding year’s statutory surplus. Dividends of $25,870,000 can be paid to the shareholder during 2005 without prior approval of the New York Superintendent of Insurance.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net income for the year ended December 31, 2004 was approximately $41,524,000 and net loss for years ended December 31, 2003 and 2002 were $28,065,000, and $1,416,000, respectively. The Company’s statutory capital and surplus totaled approximately $261,706,000 at December 31, 2004, $213,084,000 at December 31, 2003 and $123,141,000 at December 31, 2002.

11.	INCOME TAXES

The components of the provisions for income taxes on pretax income consist of the following:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

Current	$25,539	$3,041	$(16,471)
Deferred	(17,640)	9,040	25,503

Total income tax expense	$7,899	$12,081	$9,032

Income taxes computed at the United States federal income tax rate of 35% and income tax expenses reflected in the statement of income and comprehensive income differ as follows:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

Amount computed at statutory rate	$11,668	$10,149	$5,527
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	3,250	1,447	2,103
Dividends received deduction	(386)	(315)	(144)
Adjustment to prior year tax liability (a)	(6,633)	—	—
Other, net	—	800	1,546

Total income tax expense	$7,899	$12,081	$9,032

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

(a)	In 2004, the Company revised its estimate of tax contingency amount for prior year based on additional information that became available.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for deferred income taxes are as follows:

	Years Ended December 31,
	2004	2003

	(in thousands)

DEFERRED TAX ASSETS:
Investments	$959	$—
Contract holder reserves	27,931	14,994
Other assets	7,477	11,510

Total deferred tax assets	36,367	26,504

DEFERRED TAX LIABILITIES:
Investments	$—	$(2,637)
Deferred acquisition costs and other deferred expenses	(49,383)	(52,448)
Other liabilities	(228)	(3,385)
Net unrealized gains on debt and equity securities available for sale	(11,848)	(9,929)

Total deferred tax liabilities	(61,459)	(68,399)

Deferred income taxes	$(25,092)	$(41,895)

The Company has concluded that the deferred tax asset will be fully realized and no valuation allowance is necessary

12.	RELATED-PARTY MATTERS

On October 31, 2003, the Company became a party to an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of up to $5,000,000. This commitment expires on October 28, 2005. There was no outstanding balance under this agreement at December 31, 2004.

On January 20, 2004, the Company entered into a short-term financing arrangement with the Parent whereby the Company has the right to borrow up to $15,000,000 from the Parent and vice versa. Any advances made under this agreement must be repaid within 30 days. There was no outstanding balance under this agreement at December 31, 2004.

On February 15, 2004, the Company entered into a short-term financing arrangement with an affiliate, AIG SunAmerica Life Assurance Company (“AIG SALAC”) whereby the Company has the right to borrow up to $15,000,000 from AIG SALAC and vice versa. Any advances made under this arrangement must be repaid within 30 days. There was no outstanding balance under this agreement at December 31, 2004.

On February 15, 2004, the Company entered into a short-term financing arrangement with SunAmerica Investments, Inc. (“SAII”) whereby the Company has the right to borrow up to $15,000,000 from SAII and vice versa. Any

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS (Continued)

advances made under this arrangement must be repaid within 30 days. There was no outstanding balance under this agreement at December 31, 2004.

The Company’s products may be sold by nine affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corporation; Financial Service Corporation; Sentra Securities Corporation; Spelman & Co. Inc.; Royal Alliance Associates, Inc.; VALIC Financial Advisors Inc.; American General Equity Services Corporation; and American General Securities Incorporated. Commissions paid to these broker-dealers totaled $996,000, $1,063,000 and $1,143000 in the years ended December 31, 2004, 2003 and 2002, respectively. These affiliated broker-dealers represent 3%, 1% and 5% of annuity deposits in the years ended December 31, 2004, 2003 and 2002, respectively.

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, legal, marketing and data processing services from its Parent and from certain AIG affiliates. Amounts paid for such services totaled $7,925,000 for the year ended December 31, 2004, $5,250,000 for the year ended December 31, 2003 and $8,399,000 for the year ended December 31, 2002. The component of such costs that relate to the production or acquisition of new business during these periods amounted to $2,138,000, $3,855,000 and $3,305,000, in 2004, 2003 and 2002 respectively, and is deferred and amortized as part of DAC. The other components of these costs are included in general and administrative expenses in the statement of income and comprehensive income.

AIG Annuity Insurance Company, an affiliate, is responsible for the administration of the Company’s fixed annuity contracts and is reimbursed for the cost of administration. Costs charged to the Company to administer these policies were approximately $1,138,000 in 2004, $841,000 in 2003 and $107,000 in 2002. Additionally, costs charged to the Company for marketing such policies amounted to $1,605,000 in 2004, $4,010,000 in 2003 and $1,021,000 in 2002 and are deferred and amortized as part of DAC. The Company believes these costs are less than the Company would have incurred to administer these policies internally.

The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $2,223,000, $1,232,000 and $793,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company incurred $629,000, $106,000 and $7,000 of management fees to an affiliate of the Company to administer its securities lending program (see Note 2) for the year ended December 31, 2004, 2003 and 2002, respectively.

On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo will pay to the Company a fee based on a percentage on all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts earned by the Company under this agreement totaled $1,537,000 in 2004 and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $150,000, $1,620,000 and $1,777,000 was paid under a different agreement in 2004, 2003 and 2002, respectively.

The Company has a support agreement in effect between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a contract holders’ surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS (Continued)

Agreement. Contract holders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such contract holder when due, have the right to enforce the Support Agreement directly against AIG.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s contract holders’ have the right to enforce the guarantee directly against American Home. While American Home does not publish financial statements, it does file statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and publishes annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

The Company’s ultimate parent, AIG, has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the SEC and from AIG’s decision to review the accounting treatment of certain additional items. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG, resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us. While the outcome of this investigation is not determinable at this time, management believes that the ultimate outcome will not have a material adverse effect on Company operating results, cash flows or financial position.