Form 10-Q
period 2005-03-31
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2005-05-13
CIK 926897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 33-81474

FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729
I.R.S. Employer
Identification No.

733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 996-9786

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2005: 300

FIRST SUNAMERICA LIFE INSURANCE COMPANY

FIRST SUNAMERICA LIFE INSURANCE COMPANY

BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2005	2004
	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$161,888	$24,858
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2005, $3,132,163; December 31, 2004, $2,919,279)	3,135,856	2,971,425
Mortgage loans	290,527	276,859
Policy loans	32,625	32,899
Common stocks available for sale, at fair value (cost: March 31, 2005, $700; December 31, 2004, $700)	1,235	705
Securities lending collateral	556,066	517,644

Total investments and cash	4,178,197	3,824,390

Variable annuity assets held in separate accounts	480,553	488,046
Accrued investment income	33,972	32,486
Deferred acquisition costs	182,451	157,729
Other deferred expenses	22,226	19,139
Other assets	4,458	9,033

TOTAL ASSETS	$4,901,857	$4,530,823

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,083,955	$2,863,048
Reserves for universal life insurance contracts	223,369	226,133
Income taxes currently payable to Parent	7,568	2,540
Securities lending payable	556,066	517,644
Payable to brokers	129,059	—
Other liabilities	41,900	31,807

Total reserves, payables and accrued liabilities	4,041,917	3,641,172

Variable annuity liabilities related to separate accounts	480,553	488,046

Deferred income taxes	14,858	25,092

Total liabilities	4,537,328	4,154,310

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,603	259,428
Retained earnings	100,440	92,082
Accumulated other comprehensive income	1,486	22,003

Total shareholder’s equity	364,529	376,513

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$4,901,857	$4,530,823

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(in thousands)
REVENUES

Fee income:
Variable annuity policy fees	$2,396	$2,197
Universal life insurance policy fees, net of reinsurance	1,464	1,526
Surrender charges	1,034	549

Total fee income	4,894	4,272

Premiums on reinsurance contract	18,866	—

Investment income	45,912	39,807
Net realized investment losses	(5,020)	(962)

Total revenues	64,652	43,117

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	23,313	21,671
Universal life insurance contracts	2,633	2,703

Total interest expense	25,946	24,374

Amortization of bonus interest	862	576
Claims on universal life insurance contracts, net of reinsurance recoveries	554	1,290
Claims on reinsurance contract	6,896	—
Guaranteed benefits	101	483
General and administrative expenses	2,332	3,026
Amortization of deferred acquisition costs	6,036	7,402
Annual commissions	284	494
Commissions on reinsurance contract	8,691	—

Total benefits and expenses	51,702	37,645

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12,950	5,472

Income tax expense	4,458	2,260

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,492	3,212

Cumulative effect of accounting change, net of tax	—	(2,013)

NET INCOME	$8,492	$1,199

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period, less related amortization of deferred acquisition costs and other deferred expenses	$(36,961)	$41,698

Less reclassification adjustment for net realized losses included in net income	5,396	847

Income tax benefit (expense)	11,048	(14,891)

OTHER COMPREHENSIVE INCOME (LOSS)	(20,517)	27,654

COMPREHENSIVE INCOME (LOSS)	$(12,025)	$28,853

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,492	$1,199
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,014
Interest credited to:
Fixed annuity contracts	23,313	21,671
Universal life insurance contracts	2,633	2,703
Net realized investment losses	5,020	962
Amortization of net premiums on investments	1,731	1,558
Amortization of deferred acquisition costs and other deferred expenses	6,898	7,978
Acquisition costs deferred	(16,162)	(13,767)
Other expenses deferred	(2,145)	(2,570)
Provision for deferred income taxes	814	4,516
Change in:
Accrued investment income	(1,486)	(1,619)
Income taxes currently receivable from / payable to Parent	5,028	3,690
Other assets	4,008	(366)
Other liabilities	(2,178)	(6,111)
Other, net	486	2,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,452	24,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(350,442)	(446,681)
Mortgage loans	(17,967)	(6,394)
Other investments, excluding short-term investments	—	(13)
Sales of:
Bonds, notes and redeemable preferred stocks	190,233	183,406
Other investments, excluding short-term investments	379	102
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	70,690	56,116
Mortgage loans	4,325	4,419
Other investments, excluding short-term investments	74	849

NET CASH USED IN INVESTING ACTIVITIES	$(102,708)	$(208,196)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$265,275	$175,636
Universal life insurance contracts	1,730	1,818
Net exchanges from the fixed accounts of variable annuity contracts	(4,295)	(8,884)
Withdrawal payments on:
Fixed annuity contracts	(41,325)	(37,832)
Universal life insurance contracts	(2,352)	(2,398)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity contracts	(12,429)	(7,576)
Universal life insurance contracts	(3,318)	(3,852)

NET CASH PROVIDED BY FINANCING ACTIVITIES	203,286	116,912

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	137,030	(67,176)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	24,858	104,011

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$161,888	$36,835

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$682

Net income taxes paid to Parent	$1,383	$355

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made for a fair statement of the results presented herein. Certain accounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of First SunAmerica Life Insurance Company (the “Company”) for the year ended December 31, 2004.

2.	COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

3.	RELATED PARTY TRANSACTION

On May 1, 2005, American International Group, Inc. (“AIG”), the Company’s ultimate parent, publicly expressed its intent to include in its restated financial statements for 2000 through 2003 and its financial statements for 2004 to be included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004 when filed, adjustments attributable to compensation expense related to the SICO Deferred Compensation Profit Participation Plan (the “SICO Plan”). As a result of AIG’s expressed intent to record such compensation expense, the Company has determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees’ participation in the SICO Plan.

As total SICO compensation expense for each prior year would not have been material to any such prior year, in the first quarter of 2005, the Company has recorded the total amount of compensation expense related to the SICO Plan that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the balance sheet of $134,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity or cash flows. Compensation expense related to the SICO Plan for the first quarter of 2005 was $41,000 and included in general and administrative expenses in the statement of income and comprehensive income. The Company will record compensation expense related to the SICO Plan for all future periods.

In making this determination, the Company has evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under the SICO Plan.

In 1975, the voting shareholders and Board of Directors of Starr International Company (“SICO”), a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of January 31, 2005, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all AIG companies, including the Company. None of the costs of the various benefits provided under the SICO Plan were paid by the Company.

4.	SUBSEQUENT EVENT

AIG has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission (the “SEC”) and from AIG’s decision to review the accounting treatment of certain additional items. AIG has announced that the findings of that review have resulted in AIG’s

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. Circumstances affecting AIG can have an impact on the Company. For example, beginning in March 2005, the major rating agencies downgraded the ratings of AIG in a series of actions which resulted in downgrades and ratings actions being taken with respect to the Company’s financial strength ratings. Accordingly, management can give no assurance that any further changes in circumstances for AIG will not impact the Company.

FIRST SUNAMERICA LIFE INSURANCE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months ended March 31, 2005 (“2005”) and 2004 (“2004”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo pays to the Company a fee based on a percentage of all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $0.4 million and $0.3 million in 2005 and 2004, respectively, and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.15 million in 2004 was paid under a different agreement that expired in early 2004.

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

OVERVIEW

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

RECENT DEVELOPMENTS

     The Company’s ultimate parent, American International Group, Inc. (“AIG”), has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission (the “SEC”) and from AIG’s decision to review the accounting treatment of certain additional items. AIG has announced that the findings of that review have resulted in AIG’s decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. Circumstances affecting AIG can have an impact on the Company. For example, beginning in March 2005, the major rating agencies downgraded the ratings of AIG in a series of actions which resulted in downgrades and ratings actions being taken with respect to the Company’s financial strength ratings. Accordingly, management can give no assurance that any further changes in circumstances for AIG will not impact the Company.

CRITICAL ACCOUNTING ESTIMATES

     The Company considers its most critical accounting estimates those used with respect to valuation of certain financial instruments, amortization of deferred acquisition costs (“DAC”) and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $33.1 million at March 31, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s bond portfolio with a carrying value of approximately $449.9 million at March 31, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. The Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, net spreads earned during the life of the contracts, costs of providing policy guarantees, assumed future growth rates of variable annuity assets and the level of expenses necessary to maintain the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity policies are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and amortization is increased when future EGPs are decreased. Approximately 74% of the Company’s DAC balance at March 31, 2005 related to fixed annuity contracts and universal life insurance contracts and 26% related to variable annuity contracts.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which was adopted on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These assumptions included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.

RESULTS OF OPERATIONS

     NET INCOME totaled $8.5 million in 2005, compared with $1.2 million in 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $13.0 million in the 2005, compared with $5.5 million in 2004. The increase in 2005 compared to 2004 was primarily due to additional investment income resulting from higher interest rates, the effective management of interest credited rates and favorable underwriting results on the reinsurance contract.

     INCOME TAX EXPENSE totaled $4.5 million in 2005 and $2.3 million in 2004, representing effective tax rates of 34% and 41%, respectively. The decrease in the effective tax rate results from a reduction in state taxes, net of federal income tax, due to a change in the mix of business.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the quarter ended March 31, 2004.

     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to fixed annuity contracts, universal life insurance contracts issued in prior years and Fixed Options (collectively “Fixed-Rate Products”) is a key measurement used by the Company in evaluating the profitability of its annuity business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

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

     An analysis of net investment spread and reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three months ended March 31,
	2005	2004
	(in thousands)
Investment income	$45,912	$39,807
Interest credited to fixed annuity contracts	(23,313)	(21,671)
Interest credited to universal life insurance contracts	(2,633)	(2,703)

Net investment spread	19,966	15,433

Net realized investment losses	(5,020)	(962)
Fee income, net of reinsurance	4,894	4,272
Premiums on reinsurance contract	18,866	—
Amortization of bonus interest	(862)	(576)
Claims on UL contracts, net of reinsurance recoveries	(554)	(1,290)
Claims on reinsurance contract	(6,896)	—
Guaranteed benefits	(101)	(483)
General and administrative expenses	(2,332)	(3,026)
Amortization of DAC and other deferred expenses	(6,036)	(7,402)
Annual commissions	(284)	(494)
Commissions on reinsurance contract	(8,691)	—

Pretax income before cumulative effect of accounting change	$12,950	$5,472

     Net investment spread totaled $20.0 million in 2005 and $15.4 million in 2004. These amounts equal 2.37% on average invested assets (computed on a daily basis) of $3.37 billion in 2005 and 2.04% on average invested assets of $3.03 billion in 2004. The increase in the net investment spread rate was due both to increases in investment income as interest rates have risen and to the decline in overall rates paid in 2005 compared to 2004, as the Company issued new fixed annuity contracts at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Three months ended March 31,
	2005	2004
	(dollars in thousands)
Net investment spread	$19,966	$15,433
Average invested assets	3,367,218	3,031,376
Average interest-bearing liabilities	(3,186,322)	(2,843,739)

Yield on average invested assets	5.45%	5.25%
Rate paid on average interest-bearing liabilities	3.26	3.43

Difference between yield and interest rate paid	2.19	1.82

Net investment spread as a percentage of average invested assets	2.37%	2.04%

     Growth in average invested assets resulted primarily from sales of Fixed-Rate Products since the latter half of 2003. Sales of fixed annuity contracts and Fixed Options totaled $265.3 million in 2005 and $175.6 million in 2004 and are primarily deposits on fixed annuity contracts. On an annualized basis, these deposits represent 34% and 27%, respectively, of the related reserve balances at the beginning of the respective periods. The fixed annuity market in New York is very competitive and the Company’s sales will vary depending upon factors such as the relative attractiveness of its new deposit interest crediting rates and long term guarantees. The Company’s sales of fixed annuity contracts increased in the first quarter of 2005 as its new money rates were more competitive with other products in the market.

     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $180.9 million in 2005, compared with $187.6 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.19% in 2005 and 1.82% in 2004.

     Investment income (and the related yields on average invested assets) totaled $45.9 million (5.45%) in 2005, compared with $39.8 million (5.25%) in 2004. Expenses incurred to manage the investment portfolio amounted to $0.5 million in 2005 and 2004. These expenses are included as a reduction of investment income in the statement of income and comprehensive income.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $25.9 million (3.26%) in 2005 and $24.4 million (3.43%) in 2004. Interest-bearing liabilities averaged $3.19 billion during 2005 and $2.84 billion during 2004. The decline in overall rates paid in 2005 compared to 2004 resulted primarily from the Company issuing and renewing new fixed annuity contracts at rates somewhat below the prior year average rates.

     NET REALIZED INVESTMENT LOSSES totaled $5.0 million in 2005 and $1.0 million in 2004 and include impairment writedowns of $4.6 million in 2005 and $0.4 million in 2004. Thus, net realized losses from sales and redemptions of investments totaled $0.4 million in 2005 and $0.6 million in 2004.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $273.2 million in 2005 and $230.5 million in 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.05% and 0.07% of average invested assets for 2005 and 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $4.6 million and $0.4 million of provisions principally applied to bonds in 2005 and 2004, respectively. Impairment writedowns represent 0.55% and 0.06% of average invested assets in the respective periods. For the twenty quarters ended March 31, 2005, impairment writedowns as a percentage of average invested assets have ranged from 0.00% to 3.99% and have averaged 0.64%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $2.4 million in 2005 and $2.2 million in 2004. The increased fees in 2005 compared to 2004 primarily reflect the improved equity market conditions in the latter part of 2004, and the resulting favorable impact on market values of assets in the separate accounts. Variable annuity policy fees represent 2.0% of average variable annuity assets both in 2005 and 2004. Variable annuity assets averaged $484.2 million and $448.3 million during the respective periods. Variable annuity deposits which include the Fixed Options, totaled $20.0 million and $28.1 million in 2005 and 2004, respectively.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $1.5 million in 2005 and 2004 and are net of reinsurance premiums of $1.7 million and $1.6 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees represent annualized 2.6% of average reserves for universal life insurance contracts in 2005 and 2004.

     PREMIUMS, COMMISSIONS AND CLAIMS ON REINSURANCE CONTRACT totaled $18.9 million of premiums, $8.7 million of commissions and $6.9 million of claims in 2005. This activity resulted from the Company entering into a reinsurance contract effective November 1, 2004.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life insurance contracts totaled $1.0 million in 2005 and $0.5 million in 2004. Surrender charge periods range up to nine years primarily from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. The increase in 2005 was due to the increase in the volume of surrenders due to the surrendering of products that still fall within their surrender charge period.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $2.3 million in 2005 and $3.0 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 0.5% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $6.0 million in 2005, compared with $7.4 million in 2004. The decrease in amortization in 2005 was primarily due to the increase in impairment writedowns.

     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $0.6 million in 2005, compared with $1.3 million in 2004 (net of reinsurance recoveries of $1.5 million in 2005 and $1.4 million in 2004). The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.

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

     GUARANTEED BENEFITS on variable annuity contracts totaled $0.1 million in 2005 compared with $0.5 million in 2004. These guaranteed benefits consist primarily of guaranteed minimum death benefits. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) are issued on a majority of the Company’s variable annuity products. GMDB provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of the contract holder’s account value, or a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.

     Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in June of 2004. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. In 2005, variable annuity deposits with the GMAV option were approximately $21.4 million compared to no deposits in the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $364.5 million at March 31, 2005 from $376.5 million at December 31, 2004, due to a $20.5 million decrease in unrealized gains, net of the effect on taxes and DAC and other deferred expenses partially offset by $8.5 million of net income.

     INVESTMENTS AND CASH at March 31, 2005 totaled $4.18 billion, compared with $3.82 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$17,006	0.4%	$19,358	0.5%
Mortgage-backed securities	999,374	23.9	771,642	20.2
Securities of public utilities	121,768	2.9	125,369	3.3
Corporate bonds and notes	1,582,313	37.9	1,624,383	42.5
Other debt securities	415,395	9.9	430,673	11.3

Total Bond Portfolio	3,135,856	75.0	2,971,425	77.8

Mortgage loans	290,527	7.0	276,859	7.2
Common stocks	1,235	0.0	705	0.0
Cash and short-term investments	161,888	3.9	24,858	0.6
Securities lending collateral	556,066	13.3	517,644	13.5
Policy loans	32,625	0.8	32,899	0.9

Total investments and cash	$4,178,197	100.0%	$3,824,390	100.0%

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

     THE BOND PORTFOLIO, which constituted 75% of the Company’s total investment portfolio at March 31, 2005, had an aggregate fair value that was $3.7 million greater than its amortized cost at March 31, 2005, compared with $52.1 million at December 31, 2004. The decrease in net unrealized gains on the Bond Portfolio during 2005 principally reflects the recent increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2005.

     At March 31, 2005, the Bond Portfolio had an aggregate fair value of $3.14 billion and an aggregate amortized cost of $3.13 billion. At March 31, 2005, the Bond Portfolio included $2.71 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch (“Fitch”) and $428.0 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2005, approximately $3.05 billion of the Bond Portfolio was investment grade, including $1.02 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At March 31, 2005, the Bond Portfolio included $86.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.8% of the Company’s total assets and approximately 2.1% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At March 31, 2005, the Company’s non-investment-grade portfolio consisted of 40 issues, with three issuers each representing more than 10% of the total non-investment-grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 34%, 23%, 11% and 10% concentrated in telecommunications, cyclical consumer products, noncyclical consumer products, and financial service industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The following summarizes the Company’s rated bonds by rating classification as of March 31, 2005.

RATED BONDS BY RATING CLASSIFICATION
(dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent of
		Estimated	NAIC		Estimated		Estimated	total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,033,067	$2,031,073	1	$208,155	$208,867	$2,241,222	$2,239,940	53.61%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	611,870	614,277	2	193,914	195,240	805,784	809,517	19.37%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	36,684	37,207	3	20,855	21,111	57,539	58,318	1.40%

B+ to B- (B1 to B3) [B+ to B-]	18,321	18,235	4	1,600	2,020	19,921	20,255	0.48%

CCC+ to CCC- (Caa1 to Caa3) [CCC+ to CCC-]	7,162	6,050	5	—	—	7,162	6,050	0.14%

CC to D (Ca to C) [CC to D]	380	970	6	155	806	535	1,776	0.04%

TOTAL RATED ISSUES	$2,707,484	$2,707,812		$424,679	$428,044	$3,132,163	$3,135,856

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $23.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $4.6 million and $0.4 million in 2005 and 2004, respectively. One individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the three months ended March 31, 2005.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At March 31, 2005, the fair value of the Company’s Bond Portfolio aggregated $3.14 billion. Of this aggregate fair value, approximately 0.00% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and decreases in income taxes.

     At March 31, 2005, approximately $1.38 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.42 billion resulting in an aggregate unrealized gain of $36.8 million. At March 31, 2005, approximately $1.75 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.71 billion resulting in an aggregate unrealized loss of $33.1 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 47%, 15%, and 10% of unrealized losses were in the financial services, telecommunications, and transportation industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2005, by contractual maturity, is shown below.

Amortized Cost
(in thousands)
Due in one year or less	$11,578
Due after one year through five years	480,881
Due after five years through ten years	597,470
Due after ten years	656,297

Total	$1,746,226

     The aging of the Bond Portfolio in an unrealized loss position at March 31, 2005 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
(dollars in thousands)	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$1,206,609	$(15,846)	226	$—	$—	—	$—	$—	2	$1,206,609	$(15,846)	228
7-12	333,959	(9,963)	57	—	—	—	—	—	—	333,959	(9,963)	57
>12	145,616	(4,825)	30	—	—	—	—	—	—	145,616	(4,825)	30

Total	$1,686,184	$(30,634)	313	$—	$—	—	$—	$—	2	$1,686,184	$(30,634)	315

Below Investment Grade Bonds
0-6	$41,194	$(886)	14	$—	$—	—	$29	$(29)	2	$41,223	$(915)	16
7-12	1,876	(92)	2	—	—	—	—	—	—	1,876	(92)	2
>12	11,668	(223)	2	5,275	(1,226)	1	—	—	—	16,943	(1,449)	3

Total	$54,738	$(1,201)	18	$5,275	$(1,226)	1	$29	$(29)	2	$60,042	$(2,456)	21

Total Bonds
0-6	$1,247,803	$(16,732)	240	$—	$—	—	$29	$(29)	4	$1,247,832	$(16,761)	244
7-12	335,835	(10,055)	59	—	—	—	—	—	—	335,835	(10,055)	59
>12	157,284	(5,048)	32	5,275	(1,226)	1	—	—	—	162,559	(6,274)	33

Total	$1,740,922	$(31,835)	331	$5,275	$(1,226)	1	$29	$(29)	4	$1,746,226	$(33,090)	336

     In 2005, the pretax realized loss incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $5.4 million. The aggregate fair value of securities sold was $125.1 million, which was approximately 99% of amortized cost. The average period of time that securities sold at a loss during 2005 were trading continuously at a price below amortized cost was approximately 10 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at March 31, 2005 was approximately $449.9 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $99.1 million at March 31, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2005, Secured Loans consisted of $51.6 million of privately traded securities and $47.5 million of publicly traded securities. These Secured Loans are composed of loans to borrowers spanning 8 industries, with 71% of these assets concentrated in the utilities industry, including two single issuers comprising 15% and 11%, respectively and 11% concentrated in the basic industrial industry. No other industry concentration or single issuer constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $290.5 million at March 31, 2005 and consisted of 80 commercial first mortgage loans with an average loan balance of approximately $3.6 million, collateralized by properties located in 30 states. Approximately 34% of this portfolio was office, 25% was multifamily residential, 15% was industrial, 14% was retail and 12% was other types. At March 31, 2005, approximately 24% and 12% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2005, six mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 31% of this portfolio. At March 31, 2005, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2005, approximately 11% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $32.6 million at March 31, 2005, compared to $32.9 million at December 31, 2004, and primarily represent loans taken against universal life insurance policies.

     SECURITIES LENDING COLLATERAL totaled $556.1 million at March 31, 2005, compared to $517.6 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2005 resulted from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its liabilities for Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 76% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at March 31, 2005.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments, bonds, notes and redeemable preferred stocks, mortgage loans and policy loans. At March 31, 2005, these assets had an aggregate fair value of $3.61 billion with an option-adjusted duration of 4.7 years. The Company’s fixed-rate liabilities include the Fixed-Rate Products. At March 31, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $3.07 billion with an option-adjusted duration of 5.7 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its March 31, 2005 levels is a loss of approximately $1.2 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during 2005 and 2004 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Three months
	ended March 31,	Year ended December 31,
	2005	2004	2003	2002
Average 10-year U.S. Treasury bond rate:	4.29%	4.26%	4.01%	4.61%
First SunAmerica Life Insurance Company:
Average yield on bond portfolio	5.43	5.33	5.77	6.98
Rate paid on average interest-bearing liabilities	3.26	3.41	3.84	4.39

     Since the Company’s investing strategy is to hold fixed-rate assets for long-term investment, the Company’s average yield tends to trail movements in the, average U.S treasury yield. For further discussion on average yield on the bond portfolio and the rate paid on average interest-bearing liabilities, see discussion on “Investment Spread.”

     The Company seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.7 million of bonds at March 31, 2005, and constituted approximately 0.04% of total invested assets. At December 31, 2004, defaulted investments totaled $1.7 million of bonds, which constituted less than 0.04% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At March 31, 2005, approximately $1.42 billion of the Bond Portfolio had an aggregate unrealized gain of $36.7 million, while approximately $1.72 billion of the Bond Portfolio had an aggregate unrealized loss of $37.1 million. In addition, the Company’s investment portfolio currently provides approximately $27.3 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing Fixed-Rate Products to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge of $2,013,000 ($3,098,000 pre-tax) to reflect the liability and the related impact of DAC as of January 1, 2004.

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The adjusted statutory capital and surplus of the Company as of March 31, 2005 exceeded the RBC requirements that would require state regulatory action.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the Securities and Exchange Commission (“SEC”), the Internal Revenue Service and the self-regulatory organization, the National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the life insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in the Employee Retirement Income Security Act regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 21 to 22 herein.

Item 4. Controls and Procedures

     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for a discussion of circumstances affecting AIG that could impact the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

     The Company had no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the quarter ending March 31, 2005 to a vote of security holders through solicitation of proxies or otherwise.

Item 5. Other Information

Pursuant to a Form 12b-25 filed with the SEC on March 31, 2005, the Company’s filing deadline for its Form 10-K for the fiscal year ended December 31, 2004 was extended to April 15, 2005. The Company filed timely with the SEC its Form 10-K on April 15, 2005.

Item 6. Exhibits

     See accompanying Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY Registrant

Date: May 13, 2005	/s/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President, Chief Financial Officer and Director

Date: May 13, 2005	/s/ STEWART POLAKOV

Stewart Polakov Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications