Form 10-Q
period 2005-06-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2005-08-12
CIK 926897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 33-81474
FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729
I.R.S. Employer
Identification No.
733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 996-9786
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2005: 300

FIRST SUNAMERICA LIFE INSURANCE COMPANY

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2005	2004

	(in thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$159,412	$24,858
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2005, $3,333,923; December 31, 2004, $2,919,279)	3,401,449	2,971,425
Mortgage loans	289,061	276,859
Policy loans	32,226	32,899
Common stocks available for sale, at fair value (cost: June 30, 2005, $700; December 31, 2004, $700)	1,443	705
Securities lending collateral, at cost (approximates fair value)	751,994	517,644

Total investments and cash	4,635,585	3,824,390

Variable annuity assets held in separate accounts	490,957	488,046
Accrued investment income	35,120	32,486
Deferred acquisition costs	170,708	157,729
Other deferred expenses	22,861	19,139
Income taxes currently receivable from Parent	1,838	—
Other assets	3,936	9,033

TOTAL ASSETS	$5,361,005	$4,530,823

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,297,862	$2,863,048
Reserves for universal life insurance contracts	221,015	226,133
Income taxes currently payable to Parent	—	2,540
Securities lending payable	751,994	517,644
Payable to brokers	125,418	—
Other liabilities	42,676	31,807

Total reserves, payables and accrued liabilities	4,438,965	3,641,172

Variable annuity liabilities related to separate accounts	490,957	488,046

Deferred income taxes	30,457	25,092

Total liabilities	4,960,379	4,154,310

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,579	259,428
Retained earnings	109,012	92,082
Accumulated other comprehensive income	29,035	22,003

Total shareholder’s equity	400,626	376,513

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$5,361,005	$4,530,823

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

		(in thousands)

REVENUES

Fee income:
Variable annuity policy fees	$2,427	$2,170	$4,823	$4,367
Universal life insurance policy fees, net of reinsurance	474	630	1,938	2,156
Surrender charges	1,188	757	2,222	1,306

Total fee income	4,089	3,557	8,983	7,829

Premiums on reinsurance contract	19,786	—	38,652	—

Investment income	48,890	40,810	95,003	80,812
Net realized investment losses	(1,784)	(934)	(7,005)	(2,091)

Total revenues	70,981	43,433	135,633	86,550

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	25,382	22,421	48,695	44,092
Universal life insurance contracts	2,634	2,718	5,267	5,421

Total interest expense	28,016	25,139	53,962	49,513

Amortization of bonus interest	885	587	1,747	1,163
Claims on universal life insurance contracts, net of reinsurance recoveries	974	290	1,528	1,580
Claims on reinsurance contract	6,917	—	13,813	—
Guaranteed benefits	165	496	266	979
General and administrative expenses	2,174	1,604	4,506	4,630
Amortization of deferred acquisition costs	9,416	7,838	15,452	15,240
Annual commissions	320	231	604	725
Commissions on reinsurance contract	9,114	—	17,805	—

Total benefits and expenses	57,981	36,185	109,683	73,830

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	13,000	7,248	25,950	12,720

Income tax expense	4,469	2,937	8,927	5,197

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	8,531	4,311	17,023	7,523

Cumulative effect of accounting change, net of tax	—	—	—	(2,013)

NET INCOME	$8,531	$4,311	$17,023	$5,510

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and six months ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

	(in thousands)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period, less related amortization of deferred acquisition costs and other deferred expenses	$40,333	$(81,394)	$3,372	$(39,696)

Less reclassification adjustment for net realized losses included in net income	2,050	653	7,446	1,500

Income tax benefit (expense)	(14,834)	28,260	(3,786)	13,369

OTHER COMPREHENSIVE INCOME (LOSS)	27,549	(52,481)	7,032	(24,827)

COMPREHENSIVE INCOME (LOSS)	$36,080	$(48,170)	$24,055	$(19,317)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,023	$5,510
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,013
Interest credited to:
Fixed annuity contracts	48,695	44,092
Universal life insurance contracts	5,267	5,421
Net realized investment losses	7,005	2,091
Amortization of net premiums on investments	2,893	3,363
Amortization of deferred acquisition costs and other deferred expenses	17,199	16,403
Acquisition costs deferred	(33,148)	(21,255)
Other expenses deferred	(6,052)	(3,846)
Provision for deferred income taxes	3,220	(4,616)
Change in:
Accrued investment income	(2,634)	(3,359)
Income taxes currently payable to/receivable from Parent	(6,019)	12,937
Other assets	4,530	(366)
Other liabilities	(2,834)	(3,238)
Other, net	3,701	465

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,846	55,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(839,794)	(652,008)
Mortgage loans	(35,819)	(48,559)
Other investments, excluding short-term investments	—	(8)
Sales of:
Bonds, notes and redeemable preferred stocks	440,026	285,662
Other investments, excluding short-term investments	379	102
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	109,670	93,071
Mortgage loans	23,671	6,642
Other investments, excluding short-term investments	673	658

NET CASH USED IN INVESTING ACTIVITIES	$(301,194)	$(314,440)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$512,672	$277,475
Universal life insurance contracts	3,548	3,725
Net exchanges from the fixed accounts of variable annuity contracts	(6,899)	(10,750)
Withdrawal payments on:
Fixed annuity contracts	(93,449)	(71,357)
Universal life insurance contracts	(4,233)	(4,438)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity contracts	(27,051)	(11,000)
Universal life insurance contracts	(7,686)	(5,665)

NET CASH PROVIDED BY FINANCING ACTIVITIES	376,902	177,990

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	134,554	(80,835)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	24,858	104,011

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$159,412	$23,176

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to Parent	$11,726	$2,822

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

These statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made for a fair statement of the results presented herein. Certain amounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of the Company for the year ended December 31, 2004.

2.	COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

On May 31, 2005, AIG filed its Annual Report on Form 10-K for the year ended December 31, 2004, which included a restatement of its previously reported financial information for the years 2000-2003 and the adjustment of its previously announced results in 2004. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. There can be no assurance that such rating agencies will not take further action with respect to such ratings.

On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although the Company is not named in the complaint, nor does the complaint seek any remedies against it, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company will need to obtain permission from the Securities and Exchange Commission (the “SEC”) to continue to service its variable annuities. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.

3.	RELATED PARTY TRANSACTION

Starr International Company, Inc. (“SICO”) has provided a series of two-year Deferred Compensation Profit Participation Plans (“SICO Plans”) to certain employees of AIG, its subsidiaries and affiliates. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including the Company.

In the past, participation in the SICO Plans by any person, and the amount of such participation, was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by the Company, although the Company has recorded a charge to reported earnings for the deferred compensation amounts paid to employees of the Company or its affiliates by SICO and allocated to the Company, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries or affiliates prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans.

As total compensation expense related to the SICO Plans for each prior year would not have been material to any such prior year, in the first quarter of 2005 the Company has recorded the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the balance sheet of $93,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity, results of operations or cash flows. Compensation expense with respect to the SICO Plans aggregated $17,000 and $58,000 for the quarter and six months ended June 30, 2005, respectively, and is included in general and administrative expenses in the statement of income and comprehensive income.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and six months ended June 30, 2005 and 2004 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo pays to the Company a fee based on a percentage of all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $0.9 million and $0.7 million for the six months ended 2005 and 2004, respectively, and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.15 million in 2004 was paid under a different agreement that expired in early 2004.
     On November 1, 2004, the Company entered a contract to reinsure credit life and health insurance policies. The Company receives a share of premium for the reinsured policies and will indemnify the reinsured for a proportionate share of these liabilities while the reinsured retains the assets and corresponding reserve liabilities. The contract is considered modified coinsurance and as such the reinsurance claims payable is offset against reinsurance premiums receivable and included in other assets on the balance sheet. The treaty is for one year with the option to renew annually and may be terminated by either party with 180 days advance notice.
RECENT DEVELOPMENTS
     On May 31, 2005, American International Group, Inc. (“AIG”), filed its Annual Report on Form 10-K for the year ended December 31, 2004, which included a restatement of its previously reported financial information for the years 2000-2003 and the adjustment of its previously announced results in 2004. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. There can be no assurance that such rating agencies will not take further action with respect to such ratings.
     On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although the Company is not named in the complaint, nor does the complaint seek any remedies against it, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company will need to obtain permission from the SEC to continue to service its variable annuities. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.
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
     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $10.7 million at June 30, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. (See also discussion within “Capital Resources and Liquidity” herein.)
     Securities in the Company’s bond portfolio with a carrying value of approximately $444.6 million at June 30, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Contract acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. The Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying contracts. EGPs are computed based on assumptions related to the underlying contracts written, including their anticipated duration, net spreads earned during the life of the contracts, the costs of providing contract guarantees, assumed future growth rates of variable annuity assets and the level of expenses necessary to administer the contracts. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when current, or estimates of future, gross profits to be realized on its annuity contracts are revised. Increases in future EGPs may result from higher interest spread and/or lower surrender rate assumptions, while decreases in future EGPs may result from lower interest spread and/or higher surrender rate assumptions. DAC amortization for the current period is reduced when future EGPs are increased and amortization is increased when future EGPs are decreased. Approximately 75% of the Company’s DAC balance at June 30, 2005 related to fixed annuity contracts and universal life insurance contracts and 25% related to variable annuity contracts.
     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of the American Institute of Certified public accountants (“AICPA”) Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which was adopted on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These estimates included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.
RESULTS OF OPERATIONS
     NET INCOME totaled $8.5 million in the second quarter of 2005, compared with $4.3 in the second quarter of 2004. For the six months ended June 30, 2005, net income amounted to $17.0 million, compared with $5.5 million in 2004.
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the six months ended June 30, 2004.
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $13.0 million in the second quarter of 2005, compared with $7.2 million in the second quarter of 2004. For the six months, pretax income before cumulative effect of accounting change totaled $26.0 million in 2005, compared to $12.7 million in 2004. The increase in 2005 compared to 2004 was primarily due to additional net investment spread on increased volumes of fixed annuity contracts outstanding and favorable underwriting results on the reinsurance contract, partially offset by increased net realized investment losses.
     INCOME TAX EXPENSE totaled $4.5 million in the second quarter of 2005, $2.9 million in the second quarter of 2004, $8.9 million in the six months of 2005 and $5.2 million in the six months of 2004 representing effective tax rates of 34%, 41%, 34% and 41%, respectively. The decrease in the effective tax rate results from a reduction in state taxes, net of federal income tax, due to a change in the mix of business.
     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to fixed annuity contracts, universal life insurance contracts issued in prior years and Fixed Options (collectively “Fixed-Rate Products”) and is a key measurement used by the Company in evaluating the profitability of its annuity business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.
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
     An analysis of net investment spread and reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

		(in thousands)

Investment income	$48,890	$40,810	$95,003	$80,812
Interest credited to fixed annuity contracts	(25,382)	(22,421)	(48,695)	(44,092)
Interest credited to universal life insurance contracts	(2,634)	(2,718)	(5,267)	(5,421)

Net investment spread	20,874	15,671	41,041	31,299

Net realized investment losses	(1,784)	(934)	(7,005)	(2,091)
Fee income, net of reinsurance	4,089	3,557	8,983	7,829
Premiums on reinsurance contract	19,786	—	38,652	—
Amortization of bonus interest	(885)	(587)	(1,747)	(1,163)
Claims on UL contracts, net of reinsurance recoveries	(974)	(290)	(1,528)	(1,580)
Claims on reinsurance contract	(6,917)	—	(13,813)	—
Guaranteed benefits	(165)	(496)	(266)	(979)
General and administrative expenses	(2,174)	(1,604)	(4,506)	(4,630)
Amortization of DAC and other deferred expenses	(9,416)	(7,838)	(15,452)	(15,240)
Annual commissions	(320)	(231)	(604)	(725)
Commissions on reinsurance contract	(9,114)	—	(17,805)	—

Pretax income before cumulative effect of accounting change	$13,000	$7,248	$25,950	$12,720

     Net investment spread totaled $20.9 million in the second quarter of 2005, compared with $15.7 million in the second quarter of 2004. These amounts equal 2.32% on average invested assets (computed on a daily basis) of $3.60 billion in the second quarter of 2005 and 2.01% on average invested assets of $3.11 billion in the second quarter of 2004. For the six months, net investment spread increased to $41.0 million in 2005 from $31.3 million in 2004 representing 2.36% of average invested assets of $3.48 billion in 2005 and 2.04% of average invested assets of $3.07 billion in 2004 on an annualized basis. The increase in the net investment spread rate was due both to increases in investment income as interest rates have risen and to the decline in overall rates paid in 2005 compared to 2004, as the Company issued new fixed annuity contracts at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(in thousands, except for percentages)

Net investment spread	$20,874	$15,671	$41,041	$31,299
Average invested assets	3,595,846	3,113,428	3,482,164	3,072,402
Average interest-bearing liabilities	3,416,348	2,940,424	3,301,971	2,892,082

Yield on average invested assets	5.44%	5.24%	5.46%	5.26%
Rate paid on average interest-bearing liabilities	3.28	3.42	3.27	3.42

Difference between yield and interest rate paid	2.16%	1.82%	2.19%	1.84%

Net investment spread as a percentage of average invested assets	2.32%	2.01%	2.36%	2.04%

     Growth in average invested assets resulted primarily from sales of Fixed-Rate Products over the last twelve months. Sales of fixed annuity contracts and Fixed Options totaled $247.4 million in the second quarter of 2005 and $94.5 million in the second quarter of 2004, $512.7 million in the six months of 2005 and $277.5 million in the six months of 2004 and are primarily deposits on fixed annuity contracts. On an annualized basis, these deposits represent 30%, 13%, 33% and 20%, respectively, of the related reserve balances at the beginning of the respective periods. The fixed annuity market in New York is very competitive and the Company’s sales will vary depending upon factors such as the relative attractiveness of its new deposit interest crediting rates and long term guarantees. The low sales in the second quarter and six months of 2004 resulted from the Company’s pricing action in response to an extremely low interest rate environment. In response to the low interest rate environment, the Company reduced the minimum rate paid on its fixed annuity products below the historically prevailing rate in order to maintain the appropriate margin. The Company’s sales of fixed annuity contracts increased in 2005 as its new money rates were more competitive with other products in the market and the adoption of the new state minimum index law.
     Withdrawal payments for the fixed annuity contracts and Fixed Options, which exclude claims and annuitization payments, totaled $47.8 million in the second quarter of 2005 and $31.7 million in the second quarter of 2004, $85.8 million in the six months of 2005 and $65.7 million in the six months of 2004. These payments, when expressed as a percentage of average related reserves, represent 5.0%, 3.8%, 4.6% and 4.0%, respectively. Surrenders and surrender rates increased from the first quarter to the second quarter of 2005 as well as from the prior year. Management is monitoring emerging experience to determine if the increase is indicative of any unexpected trends and to evaluate the factors that are influencing surrender behavior.
     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $179.5 million in the second quarter of 2005, compared with $173.0 million in the second quarter of 2004. For the six months, average invested assets exceeded average interest-bearing liabilities by $180.2 million in 2005, compared with $180.3 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.16% in the second quarter of 2005, 1.82% in the second quarter of 2004, 2.19% in the six months of 2005 and 1.84% in the six months of 2004.
     Investment income (and the related yields on average invested assets) totaled $48.9 million (5.44%) in the second quarter of 2005, $40.8 million (5.24%) in the second quarter of 2004, $95.0 million (5.46%) in the six months of 2005 and $80.8 million (5.26%) in the six months of 2004. Included in investment income are expenses incurred to manage the investment portfolio of $0.5 million in the second quarter of 2005, $0.4 million in the second quarter of 2004, $1.0 million in the six months of 2005 and $0.9 million in the six months of 2004.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $28.0 million (3.28%) in the second quarter of 2005 and $25.1 million (3.42%) in the second quarter of 2004. For the six months, interest expense totaled $54.0 million (3.27%) in 2005, compared with $49.5 million (3.42%) in 2004. Interest-bearing liabilities averaged $3.42 billion during the second quarter of 2005, $2.94 billion during the second quarter of 2004, $3.30 billion during the six months of 2005, and $2.89 billion during the six months of 2004. The decline in overall rates paid in 2005 compared to 2004 resulted primarily from the Company issuing new fixed annuity contracts at rates somewhat below the prior year average rates.
     NET REALIZED INVESTMENT LOSSES totaled $1.8 million in the second quarter of 2005 and $0.9 million in the second quarter of 2004 and included impairment writedowns of $0.2 million and $0.3 million, respectively. For the six months, net realized investment losses totaled $7.0 million in 2005, compared with $2.1 million in 2004 and included impairment writedowns of $4.8 million and $0.7 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $1.6 million in the second quarter of 2005 and $0.6 million in the second quarter of 2004. For the six months, net realized losses from sales and redemptions of investments totaled $2.2 million in 2004 and $1.4 million in 2004.
     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $304.2 million in the second quarter of 2005, $157.2 million in the second quarter of 2004, $577.5 million in the six months of 2005 and $387.7 million in the six months of 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.15%, 0.08%, 0.10% and 0.09% of average invested assets for the second quarter of 2005, the second quarter of 2004, the six months of 2005 and the six months of 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.
     Impairment writedowns include $0.2 million, $0.3 million, $4.8 million and $0.7 million of provisions principally applied to bonds in the second quarter of 2005, the second quarter of 2004, the six months of 2005 and the six months of 2004, respectively. On an annualized basis, impairment writedowns represent 0.02%, 0.04%, 0.28% and 0.05% of average invested assets in the respective periods. For the twenty quarters ended June 30, 2005, impairment writedowns an annualized percentage of average invested assets have ranged from 0.00% to 3.99% and have averaged 0.64%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.
     VARIABLE ANNUITY POLICY FEES are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $2.4 million in the second quarter of 2005 and $2.2 million in the second quarter of 2004. For the six months variable annuity policy fees totaled $4.8 million in 2005 and $4.4 million in 2004. The increased fees in 2005 compared to 2004 primarily reflect the improved equity market conditions in the latter part of 2004, and the resulting favorable impact on market values of assets in the separate accounts. On an annualized basis variable annuity policy fees represent 2.0%, 1.9%, 2.0% and 2.0% of average variable annuity assets in the second quarters and six months of 2005 and 2004, respectively. Variable annuity assets averaged $483.1 million, $446.1 million, $483.6 million, and $447.2 million during the respective periods. Variable annuity deposits which include the Fixed Options, totaled $21.4 million in the second quarter of 2005, $14.3 million in the second quarter of 2004, $41.4 million for the six months of 2005 and $24.4 million for the six months of 2004.
     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).
     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $0.5 million in the second quarter of 2005 and $0.6 million in the second quarter of 2004 and are net of reinsurance premiums of $2.7 million and $2.4 million, respectively. For the six months, universal life insurance policy fees totaled $1.9 million in 2005 and $2.2 million in 2004 and are net of reinsurance premiums of $4.4 million and $4.0 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees annualized represent annualized 0.9%, 1.1%, 1.7% and 1.9% of average reserves for universal life insurance contracts in the respective periods.
     PREMIUMS, COMMISSIONS AND CLAIMS ON REINSURANCE CONTRACT netted $3.8 million for the second quarter of 2005 and $7.1 million for the six months of 2005, resulting from the Company entering into a reinsurance contract effective November 1, 2004.
     SURRENDER CHARGES on fixed annuity, variable annuity and universal life insurance contracts totaled $1.2 million in the second quarter of 2005 and $0.8 million in the second quarter of 2004. For the six months, such surrender charges totaled $2.2 million in 2005 and $1.3 million in 2004. Surrender charge periods range up to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. The increase in 2005 compared to 2004, and sequentially from the first quarter of 2005 was primarily due to the difficult regulatory environment.
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $2.2 million in the second quarter of 2005 and $1.6 million in the second quarter of 2004. For the six months, general and administrative expenses totaled $4.5 million in 2005 and $4.6 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 0.5% of average total assets.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $9.4 million in the second quarter of 2005, compared with $7.8 million in the second quarter of 2004. For the six months, such amortization totaled $15.5 million in 2005, compared with $15.2 million in 2004. Increased amortization in the second quarter of 2005 is due to additional fixed annuity sales and the resultant amortization of related acquisition costs. Amortization was lower in the first quarter of 2005 due to net investment losses in the quarter.
     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $1.0 million in the second quarter of 2005, compared with $0.3 million in the second quarter of 2004 and are net of reinsurance recoveries of $1.7 million and $0.7 million , respectively. For the six months, such claims totaled $1.5 million in 2005 and $1.6 million in 2004 and are net of reinsurance recoveries of $3.2 million in 2005 and $2.0 million in 2004. The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.
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
     GUARANTEED BENEFITS on variable annuity contracts totaled $0.2 million in the second quarter of 2005, compared with $0.5 million in the second quarter of 2004. For the six months, guaranteed benefits amounted to $0.3 million in 2005 and $1.0 million in 2004. These guaranteed benefits consist primarily of guaranteed minimum death benefits. The decrease during 2005 reflects the generally improved equity market conditions in the latter part of 2004. Downturns in the equity markets could increase these expenses.
     Guaranteed minimum death benefits (“GMDB”) is a feature issued on a majority of the Company’s variable annuity products. This feature provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of the contract holder’s account value or a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.

          Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in June of 2004. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMAV benefit is recorded in net realized loss in the accompanying statement of income and comprehensive income.
          Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2005. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream at the end of a specified wait period, if any, regardless of market performance. The guaranteed withdrawal stream is based upon deposits invested during a specified period adjusted for subsequent withdrawals and may include a guaranteed step-up bonus for delaying initial withdrawals for a specified wait period. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMWB benefit is recorded in net realized investment losses in the accompanying statement of income and comprehensive income.
CAPITAL RESOURCES AND LIQUIDITY
          SHAREHOLDER’S EQUITY increased to $400.6 million at June 30, 2005 from $376.5 million at December 31, 2004, due to $17.0 million of income and $7.0 million increase in accumulated other comprehensive income.
          INVESTMENTS AND CASH at June 30, 2005 totaled $4.64 billion, compared with $3.82 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

		(in thousands, except for percentages)

Bond Portfolio:

U.S. government securities	$17,661	0.4%	$19,358	0.5%
Mortgage-backed securities	1,127,338	24.3	771,642	20.2
Securities of public utilities	123,699	2.7	125,369	3.3
Corporate bonds and notes	1,699,770	36.7	1,624,383	42.5
Other debt securities	432,981	9.4	430,673	11.3

Total Bond Portfolio	3,401,449	73.5	2,971,425	77.8

Mortgage loans	289,061	6.2	276,859	7.2
Common stocks	1,443	0.0	705	0.0
Cash and short-term investments	159,412	3.4	24,858	0.6
Securities lending collateral	751,994	16.2	517,644	13.5
Policy loans	32,226	0.7	32,899	0.9

Total investments and cash	$4,635,585	100.0%	$3,824,390	100.0%

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
          THE BOND PORTFOLIO, which constituted 74% of the Company’s total investment portfolio at June 30, 2005, had an aggregate fair value that was $67.5 million greater than its amortized cost at June 30, 2005, compared with $52.1 million at December 31, 2004.
          At June 30, 2005, the Bond Portfolio had an aggregate fair value of $3.40 billion and an aggregate amortized cost of $3.33 billion. At June 30, 2005, the Bond Portfolio included $2.97 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch (“Fitch”) and $431.6 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2005, approximately $3.32 billion of the Bond Portfolio was investment grade, including $1.14 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.
          At June 30, 2005, the Bond Portfolio included $86.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.6% of the Company’s total assets and approximately 1.9% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At June 30, 2005, the Company’s non-investment-grade portfolio consisted of 44 issues, with two issuers each representing more than 10% of the total non-investment-grade bond portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 29%, 22%, and 10% concentrated in telecommunications, cyclical consumer products, and noncyclical consumer products industries, respectively. No other industry concentration constituted more than 10% of these assets.

          The following summarizes the Company’s rated bonds by rating classification as of June 30, 2005.
RATED BONDS BY RATING CLASSIFICATION
(dollars in thousands)

			Issues not rated by S & P/Moody’s/
Issues rated by S & P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent of
		Estimated	NAIC		Estimated		Estimated	total
S & P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,180,486	$2,222,627	1	$216,937	$219,934	$2,397,423	$2,442,561	52.69%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	666,671	682,411	2	185,475	190,113	852,146	872,524	18.82%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	38,522	39,213	3	17,836	18,677	56,358	57,890	1.25%

B+ to B- (B1 to B3) [B+ to B-]	18,819	18,962	4	1,600	2,021	20,419	20,983	0.45%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	7,039	5,675	5	—	—	7,039	5,675	0.12%

CC to D (Ca to C) [CC to D]	383	1,010	6	155	806	538	1,816	0.04%

TOTAL RATED ISSUES	$2,911,920	$2,969,898		$422,003	$431,551	$3,333,923	$3,401,449

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $15.2 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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
          As a result of these policies, the Company recorded pretax impairment writedowns of $4.8 million and $0.7 million in the six months of 2005 and 2004, respectively. One individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the six months ended June 30, 2005.
          Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.
          At June 30, 2005, the fair value of the Company’s Bond Portfolio aggregated $3.40 billion. Of this aggregate fair value, approximately 0.11% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and decreases in income taxes.
          At June 30, 2005, approximately $2.57 billion, at amortized cost, of the Bond Portfolio had a fair value of $2.65 billion resulting in an aggregate unrealized gain of $78.2 million. At June 30, 2005, approximately $759.2 million, at amortized cost, of the Bond Portfolio had a fair value of $748.5 million resulting in an aggregate unrealized loss of $10.7 million. One single issuer accounted for more than 10% of unrealized losses. Approximately 31% and 30% of unrealized losses were in the financial services and telecommunications industries, respectively. No other industry accounted for more than 10% of unrealized losses.

          The amortized cost of the Bond Portfolio in an unrealized loss position at June 30, 2005, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$16,588
Due after one year through five years	308,904
Due after five years through ten years	225,509
Due after ten years	208,156

Total	$759,157

          The aging of the Bond Portfolio in an unrealized loss position at June 30, 2005 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items

Investment
Grade
Bonds
0-6	$248,649	$(1,188)	51	$—	$—	—	$—	$—	—	$248,649	$(1,188)	51
7-12	161,472	(1,646)	29	—	—	—	—	—	—	161,472	(1,646)	29
>12	311,814	(5,581)	60	—	—	—	—	—	—	311,814	(5,581)	60

Total	$721,935	$(8,415)	140	$—	$—	—	$—	$—	—	$721,935	$(8,415)	140

Below
Investment
Grade Bonds
0-6	$16,620	$(330)	5	$—	$—	—	$—	$—	—	$16,620	$(330)	5
7-12	7,563	(304)	3	—	—	—	29	(29)	4	7,592	(333)	7
>12	7,735	(148)	3	5,275	(1,424)	1	—	—	—	13,010	(1,572)	4

Total	$31,918	$(782)	11	$5,275	$(1,424)	1	$29	$(29)	4	$37,222	$(2,235)	16

Total Bonds
0-6	$265,269	$(1,518)	56	$—	$—	—	$—	$—	—	$265,269	$(1,518)	56
7-12	169,035	(1,950)	32	—	—	—	29	(29)	4	169,064	(1,979)	36
>12	319,549	(5,729)	63	5,275	(1,424)	1	—	—	—	324,824	(7,153)	64

Total	$753,853	$(9,197)	151	$5,275	$(1,424)	1	$29	$(29)	4	$759,157	$(10,650)	156

          In the six months of 2005, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $3.3 million. The aggregate fair value of securities sold was $212.6 million, which was approximately 99% of amortized cost. The average period of time that securities sold at a loss during the six months of 2005 and were trading continuously at a price below amortized cost was approximately 10 months.
          The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at June 30, 2005 was approximately $444.6 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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
          Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $99.8 million at June 30, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2005, Secured Loans consisted of $51.5 million of privately traded securities and $48.3 million of publicly traded securities. These Secured Loans are composed of loans to 31 borrowers spanning 7 industries, with 74% of these assets concentrated in the utilities industry, including two single issuers comprising 15% and 11%, respectively and 11% concentrated in a single issuer in the basic industrial industry. No other industry concentration or single issuer constituted more than 10% of these assets.
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
          MORTGAGE LOANS aggregated $289.1 million at June 30, 2005 and consisted of 79 commercial first mortgage loans with an average loan balance of approximately $3.7 million, collateralized by properties located in 30 states. Approximately 32% of this portfolio was office, 22% was multifamily residential, 19% was retail, 17% was industrial and 10% was other types. At June 30, 2005, approximately 22% and 12% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At June 30, 2005, six mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 31% of this portfolio. At June 30, 2005, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.
          At June 30, 2005, approximately 11% of the mortgage loans were seasoned loans underwritten to the Company’s standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company’s mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.
          POLICY LOANS totaled $32.2 million at June 30, 2005, compared to $32.9 million at December 31, 2004, and primarily represent loans taken against universal life insurance contracts.
          SECURITIES LENDING COLLATERAL totaled $752.0 million at June 30, 2005, compared with $517.6 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2005 resulted from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.
          ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its liabilities for Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 77% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at June 30, 2005.
          As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments: bonds: notes and redeemable preferred stocks: mortgage loans and policy loans. At June 30, 2005, these assets had an aggregate fair value of $3.86 billion with an option-adjusted duration of 4.9 years. The Company’s fixed-rate liabilities include the reserve for its Fixed-Rate Products. At June 30, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $3.24 billion with an option-adjusted duration of 5.8 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its June 30, 2005 levels is a loss of approximately $1.2 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.
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

	Six Months Ended
	June 30,	Year Ended December 31,
	2005	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.22%	4.26%	4.01%	4.61%
First SunAmerica Life Insurance Company:
Average yield on bond portfolio	5.38	5.33	5.77	6.98
Rate paid on average interest-bearing liabilities	3.28	3.41	3.84	4.39
          Since the Company’s investing strategy is to hold fixed-rate assets for long-term investment, the Company’s average yield tends to trail movements in the average U.S. treasury yield. For further discussion on average yield on the bond portfolio and the rate paid on average interest-bearing liabilities, see discussion on “Investment Spread.”
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
          INVESTED ASSETS EVALUATION is routinely conducted by the Company. The Company identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In conducting these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.
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
          DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, had a fair value of $2.3 million of bonds at June 30, 2005, and constituted approximately 0.05% of total invested assets. At December 31, 2004, defaulted investments totaled $1.7 million of bonds, which constituted less than 0.04% of total invested assets.
          SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At June 30, 2005, approximately $2.65 billion of the Bond Portfolio had an aggregate unrealized gain of $78.2 million, while approximately $748.5 million of the Bond Portfolio had an aggregate unrealized loss of $10.7 million. In addition, the Company’s investment portfolio currently provides approximately $29.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
          In July 2003, the AICPA issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge of $2.0 million ($3.1 million pre-tax) to reflect the liability and the related impact on DAC as of January 1, 2004.
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
          Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The risk-based adjusted capital of the Company as of June 30, 2005 exceeded the RBC requirements that would require state regulatory action.
          New RBC requirements for variable annuities have been adopted by the NAIC. The new requirements differ from traditional RBC approach in that they are based on company models and statistical methods, rather than factors, to determine target regulatory capital. These new RBC requirements will be phased in over three years beginning with the year ended December 31, 2005.
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
Item 4. Controls and Procedures
          The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
           No matters were submitted by the Company during the quarter ending June 30, 2005 to a vote of its security holder through solicitation of proxies or otherwise.
Item 5. Other Information
           Pursuant to a Form 12b-25 filed with the SEC on March 31, 2005, the Company’s filing deadline for its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 was extended to April 15, 2005. The Company filed timely with the SEC its Annual Report on Form 10-K on April 15, 2005.
Item 6. Exhibits
          See accompanying Exhibit Index.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
Registrant

Date: August 12, 2005	/s/ N. SCOTT GILLIS

N. Scott Gillis
Senior Vice President,
Chief Financial Officer
and Director

Date: August 12, 2005	/s/ STEWART POLAKOV

Stewart Polakov
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index
Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99(a)	General Guarantee Agreement, dated January 4, 1999, between the Company and American Home Assurance Company (“American Home”), relating to the guarantee of the Company’s obligations to each policy holder of the Company.

99(b)	Agreement between American International Group, Inc. and First SunAmerica Life Insurance Company, dated January 4, 1999, whereby AIG agrees to maintain the necessary balance of the policyholders’ surplus for the Company to perform its obligations under any policy it has issued.