Form 10-Q
period 2005-09-30
FIRST SUNAMERICA LIFE INSURANCE CO
filed 2005-11-09
CIK 926897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 33-81474
FIRST SUNAMERICA LIFE INSURANCE COMPANY

Incorporated in New York	06-0992729 I.R.S. Employer Identification No.
733 Third Avenue, 4th Floor, New York, New York 10017
Registrant’s telephone number, including area code: (800) 996-9786
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2005: 300

FIRST SUNAMERICA LIFE INSURANCE COMPANY

FIRST SUNAMERICA LIFE INSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2005	2004

	(in thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$80,274	$24,858
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2005, $3,460,252; December 31, 2004, $2,919,279)	3,466,604	2,971,425
Mortgage loans	352,555	276,859
Policy loans	30,968	32,899
Common stocks available for sale, at fair value (cost: September 30, 2005, $700; December 31, 2004, $700)	1,272	705
Securities lending collateral, at cost (approximates fair value)	711,557	517,644

Total investments and cash	4,643,230	3,824,390

Variable annuity assets held in separate accounts	517,989	488,046
Accrued investment income	37,415	32,486
Deferred acquisition costs	195,408	157,729
Other deferred expenses	29,384	19,139
Income taxes currently receivable from Parent	1,407	—
Other assets	3,848	9,033

TOTAL ASSETS	$5,428,681	$4,530,823

LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,467,812	$2,863,048
Reserves for universal life insurance contracts	220,428	226,133
Income taxes currently payable to Parent	—	2,540
Securities lending payable	711,557	517,644
Payable to brokers	69,373	—
Other liabilities	33,878	31,807

Total reserves, payables and accrued liabilities	4,503,048	3,641,172

Variable annuity liabilities related to separate accounts	517,989	488,046

Deferred income taxes	21,400	25,092

Total liabilities	5,042,437	4,154,310

Shareholder’s equity:
Common stock	3,000	3,000
Additional paid-in capital	259,598	259,428
Retained earnings	120,705	92,082
Accumulated other comprehensive income	2,941	22,003

Total shareholder’s equity	386,244	376,513

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$5,428,681	$4,530,823

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004

		(in thousands)

REVENUES

Fee income:
Variable annuity policy fees	$2,601	$2,190	$7,424	$6,557
Universal life insurance policy fees, net of reinsurance	1,897	1,451	3,835	3,607
Surrender charges	1,153	787	3,375	2,093

Total fee income	5,651	4,428	14,634	12,257

Premiums on reinsurance contract	21,348	—	60,000	—

Investment income	50,656	42,567	145,659	123,379
Net realized investment gains (losses)	15	(212)	(6,990)	(2,303)

Total revenues	77,670	46,783	213,303	133,333

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	26,827	23,124	75,522	67,216
Universal life insurance contracts	2,645	2,726	7,912	8,147

Total interest expense	29,472	25,850	83,434	75,363

Amortization of bonus interest	1,054	586	2,801	1,749
Claims on universal life insurance contracts, net of reinsurance recoveries	674	950	2,202	2,530
Claims on reinsurance contract	7,875	—	21,688	—
Guaranteed benefits	234	403	500	1,382
General and administrative expenses	1,559	1,951	6,065	6,580
Amortization of deferred acquisition costs	8,721	7,331	24,173	22,571
Annual commissions	422	345	1,026	1,070
Commissions on reinsurance contract	9,835	—	27,640	—

Total benefits and expenses	59,846	37,416	169,529	111,245

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	17,824	9,367	43,774	22,088

Income tax expense	6,132	3,817	15,059	9,014

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,692	5,550	28,715	13,074

Cumulative effect of accounting change, net of tax	—	—	—	(2,014)

NET INCOME	$11,692	$5,550	$28,715	$11,060

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004

	(in thousands)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period, less related amortization of deferred acquisition costs and other deferred expenses	$(40,793)	$44,969	$(37,421)	$5,273

Less reclassification adjustment for net realized (gains) losses included in net income	648	(507)	8,094	993

Income tax benefit (expense)	14,051	(15,562)	10,265	(2,193)

OTHER COMPREHENSIVE INCOME (LOSS)	(26,094)	28,900	(19,062)	4,073

COMPREHENSIVE INCOME (LOSS)	$(14,402)	$34,450	$9,653	$15,133

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,715	$11,060
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,014
Interest credited to:
Fixed annuity contracts	75,522	67,216
Universal life insurance contracts	7,912	8,147
Net realized investment losses	6,990	2,303
Amortization of net premiums on investments	3,302	4,850
Amortization of deferred acquisition costs and other deferred expenses	26,974	24,320
Acquisition costs deferred	(47,701)	(26,721)
Other expenses deferred	(11,297)	(4,848)
Provision for deferred income taxes	6,573	(5,938)
Change in:
Accrued investment income	(4,929)	(4,334)
Income taxes currently payable to/receivable from Parent	(3,947)	2,275
Other assets	5,185	(1,620)
Other liabilities	(1,941)	(5,537)
Other, net	7,317	(970)

NET CASH PROVIDED BY OPERATING ACTIVITIES	98,675	72,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,727,627)	(788,629)
Mortgage loans	(130,207)	(65,151)
Sales of:
Bonds, notes and redeemable preferred stocks	1,039,637	333,354
Other investments, excluding short-term investments	379	112
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	206,536	169,271
Mortgage loans	54,645	13,474
Other investments, excluding short-term investments	1,274	1,494

NET CASH USED IN INVESTING ACTIVITIES	$(555,363)	$(336,075)

See accompanying notes to financial statements.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$724,608	$349,280
Universal life insurance contracts	7,176	5,929
Net exchanges from the fixed accounts of variable annuity contracts	(12,838)	(10,390)
Withdrawal payments on:
Fixed annuity contracts	(148,258)	(106,020)
Universal life insurance contracts	(6,480)	(6,691)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity contracts	(40,882)	(22,534)
Universal life insurance contracts	(11,222)	(7,960)

NET CASH PROVIDED BY FINANCING ACTIVITIES	512,104	201,614

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	55,416	(62,244)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	24,858	104,011

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$80,274	$41,767

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income taxes paid to Parent	$12,433	$2,757

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

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2005, the American Institute of Certified Public Accountants issued SOP 05-1,”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is evaluating the provisions of SOP 05-1. Based on current practices, management believes the adoption of SOP 05-1 will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

4.	RELATED PARTY TRANSACTION

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

FIRST SUNAMERICA LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	RELATED PARTY TRANSACTION (Continued)

In the past, participation in the SICO Plans by any person, and the amount of such participation, was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by the Company, although the Company has recorded a charge to reported earnings for the deferred compensation amounts paid to employees of the Company and affiliates by SICO and allocated to the Company, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries and affiliates prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans.

As total compensation expense related to the SICO Plans for each prior year would not have been material to any such prior year, in the first quarter of 2005 the Company has recorded the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the balance sheet of $93,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity, results of operations or cash flows. Compensation expense with respect to the SICO Plans aggregated $19,000 and $77,000 for the quarter and nine months ended September 30, 2005, respectively, and is included in general and administrative expenses in the statement of income and comprehensive income.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s contract holders’ have the right to enforce the guarantee directly against American Home. American Home’s statutory financial Statements are contained in the Company’s product filings with the SEC. Additionally, American Home files statutory annual and quarterly reports with the New York State Insurance Department, through which such reports are available to the public. The Company expects that the American Home guarantee will be terminated within the next year. However, the insurance obligations on contracts issued prior to termination of the American Home guarantee would continue to be covered by the guarantee, including obligations arising from purchase payments received after termination, until satisfied in full.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations of First SunAmerica Life Insurance Company (the “Company”) for the three months and nine months ended September 30, 2005 and 2004 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
     On February 1, 2004, the Company entered into an administrative services agreement with its affiliate AIG SunAmerica Asset Management Corp. (“SAAMCo”), whereby SAAMCo pays to the Company a fee based on a percentage of all assets invested through the Company’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products. Amounts paid or accrued to the Company under this agreement totaled $1.3 million for the nine months ended 2005 and 2004, and are included in variable annuity policy fees in the statement of income and comprehensive income. A fee of $0.2 million in 2004 was paid under a different agreement that expired in early 2004.
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
RECENT DEVELOPMENTS
     The Company is in the process of de-registering all of its market value adjusted fixed account options previously offered through certain of its variable annuity products and anticipates completing the process prior to year end. At such time, the Company will no longer have any registered securities and will no longer be obligated to file financial reports under the Securities Exchange Act of 1934, as amended.
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
     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $30.8 million at September 30, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. (See also discussion within “Capital Resources and Liquidity” herein.)
     Securities in the Company’s bond portfolio with a carrying value of approximately $354.5 million at September 30, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Contract acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. Approximately 76% of the Company’s DAC balance at September 30, 2005 related to fixed annuity contracts and universal life insurance contracts and 24% related to variable annuity contracts.
     The Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying contracts. EGPs are computed based on assumptions related to the underlying contracts written, including their anticipated duration, net spreads earned during the life of the contracts, the costs of providing contract guarantees, the growth rate of the separate account assets (with respect to the variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, Fixed Options and universal life insurance contracts) supporting these obligations and the level of expenses necessary to maintain and administer the contracts. Increases in future EGPs may result from higher interest spread, a longer duration, lower guaranteed benefits and/or lower administrative costs, while decreases in future EGPs may result from lower interest spread, a shorter duration, higher guaranteed benefits and/or higher administrative costs. Amortization of DAC and other deferred expenses for the current period is reduced when future EGPs are increased and amortization is increased when future EGPs are decreased. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity contracts are revised.
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
RESULTS OF OPERATIONS
     NET INCOME totaled $11.7 million in the third quarter of 2005, compared with $5.6 in the third quarter of 2004. For the nine months ended September 30, 2005, net income amounted to $28.7 million, compared with $11.1 million in 2004.
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $2.0 million, net of tax, which is recognized in the statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2004.
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $17.8 million in the third quarter of 2005, compared with $9.4 million in the third quarter of 2004. For the nine months, pretax income before cumulative effect of accounting change totaled $43.8 million in 2005, compared to $22.1 million in 2004. The increase in 2005 compared to 2004 was primarily due to additional net investment spread on increased volumes of fixed annuity contracts outstanding and favorable underwriting results on the reinsurance contract, partially offset by increased net realized investment losses.
     INCOME TAX EXPENSE totaled $6.1 million in the third quarter of 2005, $3.8 million in the third quarter of 2004, $15.1 million in the nine months of 2005 and $9.0 million in the nine months of 2004 representing effective tax rates of 34%, 41%, 34% and 41%, respectively. The decrease in the effective tax rate results from a reduction in state taxes, net of federal income tax, due to a change in the mix of business.
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

     An analysis of net investment spread and reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

		(in thousands)

Investment income	$50,656	$42,567	$145,659	$123,379
Interest credited to fixed annuity contracts	(26,827)	(23,124)	(75,522)	(67,216)
Interest credited to universal life insurance contracts	(2,645)	(2,726)	(7,912)	(8,147)

Net investment spread	21,184	16,717	62,225	48,016

Net realized investment gains (losses)	15	(212)	(6,990)	(2,303)
Fee income, net of reinsurance	5,651	4,428	14,634	12,257
Premiums on reinsurance contract	21,348	—	60,000	—
Amortization of bonus interest	(1,054)	(586)	(2,801)	(1,749)
Claims on universal life insurance contracts, net of reinsurance recoveries	(674)	(950)	(2,202)	(2,530)
Claims on reinsurance contract	(7,875)	—	(21,688)	—
Guaranteed benefits	(234)	(403)	(500)	(1,382)
General and administrative expenses	(1,559)	(1,951)	(6,065)	(6,580)
Amortization of DAC and other deferred expenses	(8,721)	(7,331)	(24,173)	(22,571)
Annual commissions	(422)	(345)	(1,026)	(1,070)
Commissions on reinsurance contract	(9,835)	—	(27,640)	—

Pretax income before cumulative effect of accounting change	$17,824	$9,367	$43,774	$22,088

     Net investment spread totaled $21.2 million in the third quarter of 2005, compared with $16.7 million in the third quarter of 2004. These amounts equal 2.25% on average invested assets (computed on a daily basis) of $3.76 billion in the third quarter of 2005 and 2.09% on average invested assets of $3.20 billion in the third quarter of 2004. For the nine months, net investment spread totaled $62.2 million in 2005 and $48.0 million in 2004 representing 2.32% of average invested assets of $3.58 billion in 2005 and 2.06% of average invested assets of $3.11 billion in 2004 on an annualized basis. The increase in the net investment spread rate was due both to increases in investment income as interest rates have risen and to the decline in overall rates paid in 2005 compared to 2004, as the Company issued new fixed annuity contracts at rates below the prior year average rates.

     The components of net investment spread were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

	(in thousands, except for percentages)

Net investment spread	$21,184	$16,717	$62,225	$48,016
Average invested assets	3,760,393	3,197,305	3,575,926	3,114,340
Average interest-bearing liabilities	3,598,834	3,019,150	3,402,012	2,934,747

Yield on average invested assets	5.39%	5.33%	5.43%	5.28%
Rate paid on average interest-bearing liabilities	3.28	3.42	3.27	3.42

Difference between yield and interest rate paid	2.11%	1.91%	2.16%	1.86%

Net investment spread as a percentage of average invested assets	2.25%	2.09%	2.32%	2.06%

     Growth in average invested assets resulted primarily from deposits on Fixed-Rate Products over the last twelve months. Deposits on fixed annuity contracts and Fixed Options totaled $211.9 million in the third quarter of 2005 and $71.8 million in the third quarter of 2004, $724.6 million in the nine months of 2005 and $349.3 million in the nine months of 2004 and are primarily deposits on fixed annuity contracts. On an annualized basis, these deposits represent 24%, 10%, 31% and 17%, respectively, of the related reserve balances at the beginning of the respective periods. The fixed annuity market in New York is very competitive and the Company’s deposits will vary depending upon factors such as the relative attractiveness of its new deposit interest crediting rates and long-term guarantees. The low deposits in the third quarter and nine months of 2004 resulted from the Company’s pricing action in response to an extremely low interest rate environment. In response to the low interest rate environment, the Company reduced the minimum rate paid on its fixed annuity products below the historically prevailing rate in order to maintain the appropriate margin. The Company’s deposits on fixed annuity contracts increased in 2005 as its new money rates were more competitive with other products in the market and the adoption of the new state minimum index law.
     Withdrawal payments for the fixed annuity contracts and Fixed Options, which exclude claims and annuitization payments, totaled $54.8 million in the third quarter of 2005 and $34.7 million in the third quarter of 2004, $148.3 million in the nine months of 2005 and $106.0 million in the nine months of 2004. These payments, when expressed as a percentage of average related reserves, represent 6.2%, 4.7%, 5.9% and 4.9%, respectively. Surrenders and surrender rates increased in each quarter of 2005 as well as from the prior year. Management is monitoring emerging experience to determine if the increase is indicative of any unexpected long-term trends and to evaluate the factors that are influencing surrender behavior.
     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $161.6 million in the third quarter of 2005, compared with $178.2 million in the third quarter of 2004. For the nine months, average invested assets exceeded average interest-bearing liabilities by $173.9 million in 2005, compared with $179.6 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.11% in the third quarter of 2005, 1.91% in the third quarter of 2004, 2.16% in the nine months of 2005 and 1.86% in the nine months of 2004.
     Investment income (and the related yields on average invested assets) totaled $50.7 million (5.39%) in the third quarter of 2005, $42.6 million (5.33%) in the third quarter of 2004, $145.7 million (5.43%) in the nine months of 2005 and $123.4 million (5.28%) in the nine months of 2004. Included in investment income are expenses incurred to manage the investment portfolio of $0.4 million in the third quarter of 2005, $0.3 million in the third quarter of 2004, $1.0 million in the nine months of 2005 and $0.9 million in the nine months of 2004.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $29.5 million (3.28%) in the third quarter of 2005 and $25.9 million (3.42%) in the third quarter of 2004. For the nine months, interest expense totaled $83.4 million (3.27%) in 2005, compared with $75.4 million (3.42%) in 2004. Interest-bearing liabilities averaged $3.60 billion during the third quarter of 2005, $3.02 billion during the third quarter of 2004, $3.40 billion during the nine months of 2005, and $2.93 billion during the nine months of 2004. The decline in overall rates paid in 2005 compared to 2004 resulted primarily from the Company issuing new fixed annuity contracts at rates somewhat below the prior year average rates.
     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $0.02 million of gains in the third quarter of 2005 and $0.2 million of losses in the third quarter of 2004 and included impairment writedowns of $0.08 million and $0.04 million, respectively. For the nine months, net realized investment losses totaled $7.0 million in 2005, compared with $2.3 million in 2004 and included impairment writedowns of $4.8 million and $0.8 million, respectively. Thus, net realized gains and losses from sales and redemptions of investments totaled $0.1 million of gains in the third quarter of 2005 and $0.2 million of losses in the third quarter of 2004. For the nine months, net realized losses from sales and redemptions of investments totaled $2.2 million in 2005 and $1.5 million in 2004.
     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $728.0 million in the third quarter of 2005, $131.5 million in the third quarter of 2004, $1.31 billion in the nine months of 2005 and $519.2 million in the nine months of 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.01%, 0.02%, 0.08% and 0.07% of average invested assets for the third quarter of 2005, the third quarter of 2004, the nine months of 2005 and the nine months of 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.
     Impairment writedowns include $0.08 million, $0.04 million, $4.8 million and $0.8 million of provisions principally applied to bonds in the third quarter of 2005, the third quarter of 2004, the nine months of 2005 and the nine months of 2004, respectively. On an annualized basis, impairment writedowns represent 0.01%, 0.01%, 0.18% and 0.03% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2005, impairment writedowns, as an annualized percentage of average invested assets, have ranged up to 3.99% and have averaged 0.62%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.
     VARIABLE ANNUITY POLICY FEES are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $2.6 million in the third quarter of 2005 and $2.2 million in the third quarter of 2004. For the nine months variable annuity policy fees totaled $7.4 million in 2005 and $6.6 million in 2004. The increased fees in 2005 compared to 2004 primarily reflect the improved equity market performance in the latter part of 2004, and the resulting favorable impact on market values of assets in the separate accounts. On an annualized basis variable annuity policy fees represent 2.1%, 2.0%, 2.0% and 2.0% of average variable annuity assets in the third quarters and nine months of 2005 and 2004, respectively. Variable annuity assets averaged $506.8 million, $438.3 million, $491.4 million, and $444.2 million during the respective periods. Variable annuity deposits which include the Fixed Options, totaled $19.7 million in the third quarter of 2005, $18.2 million in the third quarter of 2004, $61.1 million for the nine months of 2005 and $71.7 million for the nine months of 2004.
     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).
     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $1.9 million in the third quarter of 2005 and $1.5 million in the third quarter of 2004 and are net of reinsurance premiums of $1.4 million and $1.7 million, respectively. For the nine months, universal life insurance policy fees totaled $3.8 million in 2005 and $3.6 million in 2004 and are net of reinsurance premiums of $5.8 million and $5.7 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on July 1, 1999 and does not actively market such contracts. Such fees annualized represent 3.4%, 2.6%, 2.3% and 2.1% of average reserves for universal life insurance contracts in the respective periods.
     PREMIUMS, COMMISSIONS AND CLAIMS ON REINSURANCE CONTRACT netted $3.6 million for the third quarter of 2005 and $10.7 million for the nine months of 2005, resulting from the Company entering into a reinsurance contract effective November 1, 2004.
     SURRENDER CHARGES on fixed annuity, variable annuity and universal life insurance contracts totaled $1.2 million in the third quarter of 2005 and $0.8 million in the third quarter of 2004. For the nine months, such surrender charges totaled $3.4 million in 2005 and $2.1 million in 2004. Surrender charge periods range up to nine years primarily from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates. The increase in 2005 results from the increased surrenders occurring on contracts within the surrender period.
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $1.6 million in the third quarter of 2005 and $2.0 million in the third quarter of 2004. For the nine months, general and administrative expenses totaled $6.1 million in 2005 and $6.6 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 0.5% of average total assets.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $8.7 million in the third quarter of 2005, compared with $7.3 million in the third quarter of 2004. For the nine months, such amortization totaled $24.2 million in 2005, compared with $22.6 million in 2004. Increased amortization in the third quarter of 2005 is due to the effect of additional fixed annuity sales.
     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $0.7 million in the third quarter of 2005, compared with $1.0 million in the third quarter of 2004 and are net of reinsurance recoveries of $0.9 million and $2.1 million, respectively. For the nine months, such claims totaled $2.2 million in 2005 and $2.5 million in 2004 and are net of reinsurance recoveries of $4.1 million in 2005 and $4.2 million in 2004. The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.
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
     GUARANTEED BENEFITS on variable annuity contracts totaled $0.2 million in the third quarter of 2005, compared with $0.4 million in the third quarter of 2004. For the nine months, guaranteed benefits amounted to $0.5 million in 2005 and $1.4 million in 2004. These guaranteed benefits consist primarily of guaranteed minimum death benefits. The decrease during 2005 reflects the generally improved equity market conditions in the third quarter of 2005. Downturns in the equity markets could increase these expenses.
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
     Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in June of 2004. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMAV benefit is recorded in net realized gains/losses in the accompanying statement of income and comprehensive income.
     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2005. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream at the end of a specified wait period, if any, regardless of market performance. The guaranteed withdrawal stream is based upon deposits invested during a specified period adjusted for subsequent withdrawals and may include a guaranteed step-up bonus. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Changes in the market value of the GMWB benefit is recorded in net realized investment gains/losses in the accompanying statement of income and comprehensive income.
CAPITAL RESOURCES AND LIQUIDITY
     SHAREHOLDER’S EQUITY increased to $386.2 million at September 30, 2005 from $376.5 million at December 31, 2004, primarily due to $28.7 million of income offset by $19.1 million decrease in accumulated other comprehensive income.
     INVESTMENTS AND CASH at September 30, 2005 totaled $4.64 billion, compared with $3.82 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

		(in thousands, except for percentages)

Bond Portfolio:

U.S. government securities	$17,681	0.4%	$19,358	0.5%
Mortgage-backed securities	1,274,854	27.5	771,642	20.2
Securities of public utilities	116,157	2.5	125,369	3.3
Corporate bonds and notes	1,657,117	35.7	1,624,383	42.5
Other debt securities	400,795	8.6	430,673	11.3

Total Bond Portfolio	3,466,604	74.7	2,971,425	77.8

Mortgage loans	352,555	7.6	276,859	7.2
Common stocks	1,272	0.0	705	0.0
Cash and short-term investments	80,274	1.7	24,858	0.6
Securities lending collateral	711,557	15.3	517,644	13.5
Policy loans	30,968	0.7	32,899	0.9

Total investments and cash	$4,643,230	100.0%	$3,824,390	100.0%

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
     THE BOND PORTFOLIO, which constituted 75% of the Company’s total investment portfolio at September 30, 2005, had an aggregate fair value that was $6.4 million greater than its amortized cost at September 30, 2005, compared with $52.1 million at December 31, 2004.
     At September 30, 2005, the Bond Portfolio had an aggregate fair value of $3.47 billion and an aggregate amortized cost of $3.46 billion. At September 30, 2005, the Bond Portfolio included $3.05 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch (“Fitch”) and $417.9 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2005, approximately $3.40 billion of the Bond Portfolio was investment grade, including $1.29 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.
     At September 30, 2005, the Bond Portfolio included $64.9 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1% of the Company’s total assets and approximately 1% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2005, the Company’s non-investment-grade Bond Portfolio consisted of 40 issues, with two issuers each representing more than 10% of the total non-investment-grade Bond Portfolio. These non-investment-grade securities are comprised of bonds spanning 8 industries with 29%, 21%, 16% and 11% concentrated in cyclical consumer products, telecommunications, noncyclical consumer products and basic industrial products industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The following summarizes the Company’s rated bonds by rating classification as of September 30, 2005.
RATED BONDS BY RATING CLASSIFICATION
(dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent of
		Estimated	NAIC		Estimated		Estimated	total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,328,687	$2,330,157	1	$228,645	$228,612	$2,557,332	$2,558,769	55.11%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	659,429	661,856	2	178,862	181,061	838,291	842,917	18.15%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	39,472	39,747	3	5,420	5,997	44,892	45,744	0.99%

B+ to B- (B1 to B3) [B+ to B-]	10,746	10,648	4	1,600	2,017	12,346	12,665	0.27%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	6,886	5,328	5	—	—	6,886	5,328	0.11%

CC to D (Ca to C) [CC to D]	383	1,016	6	122	165	505	1,181	0.03%

TOTAL RATED ISSUES	$3,045,603	$3,048,752		$414,649	$417,852	$3,460,252	$3,466,604

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s, and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $8.4 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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
     As a result of these policies, the Company recorded pretax impairment writedowns of $4.8 million and $0.8 million in the nine months of 2005 and 2004, respectively. No individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the nine months ended September 30, 2005.
     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.
     At September 30, 2005, the fair value of the Company’s Bond Portfolio aggregated $3.47 billion. Of this aggregate fair value, approximately 0.11% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and decreases in income taxes.
     At September 30, 2005, approximately $1.67 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.70 billion resulting in an aggregate unrealized gain of $37.1 million. At September 30, 2005, approximately $1.79 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.76 billion resulting in an aggregate unrealized loss of $30.8 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 49% and 13% of unrealized losses were in the financial services and telecommunications industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2005, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$29,973
Due after one year through five years	415,936
Due after five years through ten years	586,257
Due after ten years	761,371

Total	$1,793,537

     The aging of the Bond Portfolio in an unrealized loss position at September 30, 2005 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$1,089,279	$(12,598)	261	$1,125	$(266)	1	$—	$—	—	$1,090,404	$(12,864)	262
7-12	324,939	(5,838)	65	—	—	—	—	—	—	324,939	(5,838)	65
>12	305,391	(9,529)	60	—	—	—	—	—	—	305,391	(9,529)	60

Total	$1,719,609	$(27,965)	386	$1,125	$(266)	1	$—	$—	—	$1,720,734	$(28,231)	387

Below Investment Grade Bonds
0-6	$49,923	$(287)	13	$753	$(155)	1	$—	$—	—	$50,676	$(442)	14
7-12	9,509	(374)	4	—	—	—	29	(29)	4	9,538	(403)	8
>12	7,314	(230)	2	5,275	(1,464)	1	—	—	—	12,589	(1,694)	3

Total	$66,746	$(891)	19	$6,028	$(1,619)	2	$29	$(29)	4	$72,803	$(2,539)	25

Total Bonds
0-6	$1,139,202	$(12,885)	274	$1,878	$(421)	2	$—	$—	—	$1,141,080	$(13,306)	276
7-12	334,448	(6,212)	69	—	—	—	29	(29)	4	334,477	(6,241)	73
>12	312,705	(9,759)	62	5,275	(1,464)	1	—	—	—	317,980	(11,223)	63

Total	$1,786,355	$(28,856)	405	$7,153	$(1,885)	3	$29	$(29)	4	$1,793,537	$(30,770)	412

     In the nine months of 2005, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $6.7 million. The aggregate fair value of securities sold was $532.2 million, which was approximately 99% of amortized cost. The average period of time that securities sold at a loss during the nine months of 2005 and were trading continuously at a price below amortized cost was approximately 7 months.
     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at September 30, 2005 was approximately $354.5 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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
     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $96.5 million at September 30, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2005, Secured Loans consisted of $52.2 million of privately traded securities and $44.3 million of publicly traded securities. These Secured Loans are composed of loans to 30 borrowers spanning 8 industries, with 74% of these assets concentrated in the utilities industry, including two single issuers comprising 15% and 11%, and 11% concentrated in the basic industrial industry to one single issuer. No other industry concentration or single issuer constituted more than 10% of these assets.
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
     MORTGAGE LOANS aggregated $352.6 million at September 30, 2005 and consisted of 85 commercial first mortgage loans with an average loan balance of approximately $4.1 million, collateralized by properties located in 29 states. Approximately 29% of this portfolio was office, 25% was industrial, 20% was multifamily residential, 18% was retail and 8% was other types. At September 30, 2005, approximately 21% and 10% of this portfolio was secured by properties located in California and New York, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2005, 9 mortgage loans had an outstanding balance of $10 million or more, which collectively aggregated approximately 34% of this portfolio. At September 30, 2005, approximately 10% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.
     Substantially all of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the Company’s underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.
     POLICY LOANS totaled $31.0 million at September 30, 2005, compared to $32.9 million at December 31, 2004, and primarily represent loans taken against universal life insurance contracts.
     SECURITIES LENDING COLLATERAL totaled $711.6 million at September 30, 2005, compared with $517.6 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2005 resulted from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its liabilities for Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 78% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at September 30, 2005.
     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans and policy loans. At September 30, 2005, these assets had an aggregate fair value of $3.93 billion with an option-adjusted duration of 5.0 years. The Company’s fixed-rate liabilities include the reserve for its Fixed-Rate Products. At September 30, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $3.28 billion with an option-adjusted duration of 6.0 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its September 30, 2005 levels is a loss of approximately $1.3 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.
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

	Nine Months
	Ended September 30,	Year Ended December 31,
	2005	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.21%	4.26%	4.01%	4.61%
First SunAmerica Life Insurance Company:
Average yield on bond portfolio	5.37	5.33	5.77	6.98
Rate paid on average interest-bearing liabilities	3.28	3.41	3.84	4.39
     Since the Company’s investing strategy is to hold fixed-rate assets for long-term investment, the Company’s average yield tends to trail movements in the average U.S treasury yield. For further discussion on average yield on the bond portfolio and the rate paid on average interest-bearing liabilities, see discussion on “Investment Spread.”
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
     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, had a fair value of $4.0 million of bonds at September 30, 2005, and constituted approximately 0.09% of total invested assets. At December 31, 2004, defaulted investments totaled $1.7 million of bonds, which constituted approximately 0.04% of total invested assets.
     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At September 30, 2005, approximately $1.70 billion of the Bond Portfolio had an aggregate unrealized gain of $37.1 million, while approximately $1.76 billion of the Bond Portfolio had an aggregate unrealized loss of $30.8 million. In addition, the Company’s investment portfolio currently provides approximately $30.2 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge of $2.0 million ($3.1 million pre-tax) to reflect the liability and the related impact on DAC as of January 1, 2004.
     In September 2005, the AICPA issued SOP 05-1,”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is evaluating the provisions of SOP 05-1. Based on current practices, management believes the adoption of SOP 05-1 will not have a material impact on the financial position, results of operations or cash flows of the Company.
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
     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The risk-based adjusted capital of the Company as of September 30, 2005 exceeded the RBC requirements that would require state regulatory action.
     New RBC requirements for variable annuities have been adopted by the NAIC. The new requirements differ from traditional RBC approach in that they are based on company models and statistical methods, rather than factors, to determine target regulatory capital. These new RBC requirements, which are subject to a regulatory minimum, will be phased in over three years beginning with the year ended December 31, 2005.
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
     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), suitability, revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC and on a federal level, which if passed could have an impact on the business of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 22 to 23 herein.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer (collectively the “Certifying Officers”) to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Certifying Officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the periods specified by the SEC.
     There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.
     On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against American International Group, Inc. (“AIG”) as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although the Company is not named in the complaint, nor does the complaint seek any remedies against it, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company will need to obtain permission from the Securities and Exchange Commission (“SEC”) to continue to service its variable annuities. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company had no unregistered sales of equity securities.
Item 3. Defaults Upon Senior Securities
     The Company had no defaults upon senior securities.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted by the Company during the quarter ending September 30, 2005 to a vote of its security holder through solicitation of proxies or otherwise.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     See accompanying Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SUNAMERICA LIFE INSURANCE COMPANY
Registrant

Date: November 8, 2005	/s/ N. SCOTT GILLIS

N. Scott Gillis
Senior Vice President,
Chief Financial Officer and Director

Date: November 8, 2005	/s/ STEWART POLAKOV

Stewart Polakov
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index
Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications